Form 10QSB
period 1998-06-30
CAMBRIDGE ENERGY CORP
filed 1998-08-12
CIK 1041633

U.S SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-QSB

                    For Quarterly Period Ended June 30, 1998

      Quarterly Report for Small Business Issuers Subject to the Securities
                   Exchange Act of 1934 Reporting Requirement



                          CAMBRIDGE ENERGY CORPORATION
                          ----------------------------
                 (Name of Small Business Issuer in its charter)




                                     0-24493
                                     -------
                               Commission File No.


           Nevada                                                59-3380009
 ------------------------------                             -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)



215 South Riverside Drive
Suite 12
Cocoa, Florida                                                      32922
--------------------                                                -----
(Address of Principal Executive Offices)                         (Zip Code)



Issuer's  telephone number:                                     (407) 636-6165
                                                                --------------




         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes__________ No ___________



         As of June 30, 1998, the Company has 8,763,809 shares of common stock issued and outstanding.

                                Table of Contents


   PART I - FINANCIAL INFORMATION                                       Page No.


   Item 1.   Cambridge Energy Financial Statements                       2-13
                  Balance Sheet as of June 30, 1998 and 1997
                  Statement of Operations for the
                          Three Months Ended June 30, 1998 and 1997
                  Consolidated Statement of Stockholders' Equity
                  Statement of Cash Flow for the Three Months
                          Ended June 30, 1998 and 1997
                  Notes to the Financial Statements


   Item 2.   Management's Discussion and Analysis                        14


   PART II - OTHER INFORMATION                                           15

   Item 6.   Exhibits and Reports on Form 8-K


   SIGNATURE PAGE                                                        16

PART 1 - FINANCIAL INFORMATION:

ITEM ONE:         FINANCIAL STATEMENTS:

                          CAMBRIDGE ENERGY CORPORATION
                                 BALANCE SHEETS
                             JUNE 30, 1998 AND 1997
ASSETS
                                                                             1998                      1997
                                                                             ----                      ----
Current assets:
         Cash                                                          $       327,756       $        12,996
         Accounts receivable, trade                                            507,382                   452
         Marketable equity securities,
              at fair value                                                     24,525                65,025
         Subscription receivable                                                     -                10,000
         Prepaid expenses                                                       25,728               197,483
                                                                         -------------         -------------
                  Total current assets                                         885,391               285,956
                                                                         -------------         -------------

Property and equipment, net of $4,941 and
     $0 of accumulated deprecation                                              55,743                     -
                                                                         -------------         -------------

Oil and gas properties (successful efforts method):

         Oil interests, proved properties, net of $8,031
             and $467 of accumulated depletion                                 239,517                33,699

         Support equipment, at cost, net of $6,936 and
             $938 of accumulated depreciation                                   18,659                18,948
                                                                         -------------         -------------
                                                                               258,176                52,647
                                                                         -------------         -------------

                                                                       $     1,199,310       $       338,603
                                                                        ==============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable, trade                                       $       353,172       $        32,405
         Advances for future drilling contracts                                237,327                     -
         Funds held for future distribution                                    398,541
         Advances from stockholders                                             32,984               125,314
                                                                         -------------         -------------
                  Total current liabilities                                  1,022,024               157,719
                                                                         -------------         -------------

Long-term liabilities
         Notes payable                                                         100,000                     -
                                                                       ---------------
                  Total long-term liabilities                                  100,000

Stockholders' equity (deficit):

         Preferred stock, $ .0001 par value,
             25,000,000 shares authorized, no shares
             issued or preferences determined                                        -                     -
         Common stock, $ .0001 par value,
             50,000,000 shares authorized,
             8,763,809 and 7,849,787 shares
             issued and outstanding, respectively                                  876                   795
         Paid in capital in excess of par                                    1,231,810               217,690
         Accumulated deficit                                            (    1,114,900)              (37,601)
         Accumulated other comprehensive loss                           (       40,500)                    -
                                                                         -------------         -------------
                                                                                77,286               180,884
                                                                         ----------------      -------------

                                                                       $     1,199,310       $       338,603
                                                                        ==============        ==============

     The accompanying notes are an integral part of the financial statements.

                          CAMBRIDGE ENERGY CORPORATION
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                           FOR THE THREE MONTHS ENDED
                             JUNE 30, 1998 AND 1997


                                                                             1998                      1997
                                                                             ----                      ----
Revenues:

         Oil and gas sales, net of royalties                           $       118,501       $         5,679
         Lease operating and other income                                        2,700                     -
                                                                         -------------         -------------

                                                                               121,201                 5,679
                                                                         -------------         -------------

Operating expenses:

         Production costs                                                       66,944                 5,608
         Exploration costs                                                       9,957                   432
         Marketing expense                                                           -                     -
         General and administrative                                            160,188                26,773
         Depletion                                                               4,639                     -
         Depreciation                                                            4,956                   938
                                                                         -------------         -------------

                                                                               246,684                33,751
                                                                         -------------         -------------

Interest  expense                                                                3,856                     -
                                                                         -------------         -------------

Net loss                                                                 $(    129,339)        $(     28,072)
                                                                         =============        ==============




Net loss per share                                                      $(         .01)        $(        .01)
                                                                          ============        ===============

Loss per share from operations                                          $(         .01)        $(        .01)
                                                                          ============        ===============




     The accompanying notes are an integral part of the financial statements.


                          CAMBRIDGE ENERGY CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 FOR THE PERIOD
                 APRIL 9, 1996 (INCEPTION) THROUGH JUNE 30, 1998
                                                                  Accumulated Other
                                  Common Stock       Add'l Paid     Comprehensive     Accumulated
                              Shares        Amount   In Capital         Loss            Deficit      Total
 Issuance of common stock
   for cash  and marketable
   equity securities         1,200,000     $   120   $  114,875                                     $114,995

Net loss                                                                              (    9,529)    ( 9,529)
                             ---------     -------   ----------    ----------------   -----------   ---------
Balance at March 31, 1997    1,200,000     $   120   $  114,875    $                 $(    9,529)   $105,466

Issuance of common stock
    to repay stockholder
    advances                 5,184,786     $   518   $   25,406                                      $25,924

Issuance of common stock
    for cash, net of $47,858
    of offering costs        1,941,000     $   194   $  728,773                                     $728,967

Issuance of common stock
    for services                15,000     $     2   $   17,498                                     $ 17,500

Unrealized loss in
    marketable securities                                               (40,500)                    $(40,500)

Net loss                                                                               (  976,031)  (976,031)
                             ---------     -------   ----------     ---------------    -----------   ---------
Balance at March 31, 1998    8,340,786     $   834   $  886,552     $   (40,500)      $(  985,560) $(138,674)

Issuance of common stock
    for investor               142,500     $    14   $   92,486                                    $  92,500

Issuance of common stock
    For services                 3,300     $         $    3,300                                    $   3,300

Issuance of common stock
    for cash                   277,223     $    28   $  249,472                                    $ 249,500

Net Loss                                                                               (  129,340)  (129,340)
                             ---------     -------   ----------     ---------------    -----------  ----------
Balance at June 30, 1998     8,763,809     $   876   $1,231,810     $(   40,500)       (1,114,900) $  77,286
                             =========     =======   ==========     ==============     =========== ===========


     The accompanying notes are an integral part of the financial statements.

                          CAMBRIDGE ENERGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                             FOR THE QUARTERS ENDED
                             JUNE 30, 1998 AND 1997
                                                                              1998                      1997
                                                                              ----                      ----

Cash flows from operating activities:

         Oil and gas sales received                                    $       294,628       $         5,470
         Interest received                                                           -                     -
         Cash paid to employees                                         (       45,258)                    -
         Cash paid to suppliers                                         (      307,937)      (        25,947)
         Interest paid                                                  (        3,856)      (           139)
         Income taxes paid                                                           -                     -
                                                                         -------------        --------------

         Net cash used in operating activities                          (       62,423)      (        20,616)
                                                                         -------------       ---------------

Cash flows from investing activities:

         Purchase of property and equipment                             (       14,160)      (         2,534)
         Purchase of oil interests                                      (       49,350)      (         6,783)
         Deposits                                                                    -       (       190,700)
                                                                        ---------------      ---------------

         Net cash used in investing activities                          (       63,510)      (       200,017)
                                                                         -------------       ---------------

Cash flows from financing activities:

         Repayment of shareholders advances                             (        3,750)
         Advances from stockholders                                                  -               123,618
         Shareholders loan                                                           -                 1,696
         Paid-in capital in excess of par                                            -               102,815
         Proceeds of note payable                                              100,000                     -
         Issuance of common stock                                              345,300                   675
                                                                         -------------        --------------

         Net cash provided by financing activities                             441,550               228,804
                                                                          ------------       ---------------

Net change in cash                                                             315,617                 8,171

Cash at beginning of period                                                     12,139                 4,825
                                                                         -------------        --------------

Cash at end of period                                                  $       327,756       $        12,996
                                                                        ==============        ==============










     The accompanying notes are an integral part of the financial statements. 4

                          CAMBRIDGE ENERGY CORPORATION
                            STATEMENTS OF CASH FLOWS
                             FOR THE QUARTERS ENDED
                             JUNE 30, 1998 AND 1997


                     Reconciliation of Net Loss to Net Cash
                          Used in Operating Activities
                                                                                1998                   1997
                                                                                ----                   ----

Net loss                                                                   $(  129,339)             $(28,072)
                                                                           ------------             ---------

Adjustment to reconcile net loss
     to net cash used in operating
     activities:

         Depletion                                                               4,639                     -
         Depreciation                                                            4,956                   938
         (Increase) decrease in accounts receivable, trade              (      219,941)      (           209)
         Increase (decrease) in prepaid expenses                                 2,259                 2,505
         Increase (decrease) in accounts payable, trade                        280,176                 4,222
         Increase (decrease) in drilling advances                        (       5,173)                    -
                                                                         --------------        -------------

     Total adjustments                                                          66,916                 7,456
                                                                         -------------        --------------

Net cash used in operating activities                                  $(       62,423)      $(       20,616)
                                                                         =============        ==============



                   Supplemental Schedule of Non-Cash Investing
                            and Financing Activities

Issuance of common stock in exchange for
     marketable    equity securities                                   $          -       $          -

Purchase of support equipment
     in exchange for account payable                                   $          -       $          -







     The accompanying notes are an integral part of the financial statements.

                          CAMBRIDGE ENERGY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     Cambridge Energy Corporation (the Company) was incorporated in the state of Nevada on April 9, 1996. The Company is engaged in the development and operation of oil and gas properties with proven reserves. The Company's strategy is to focus in domestic areas where major oil and gas producing companies have reduced their exploration efforts to move offshore and overseas in search of the larger reserves. Cambridge Energy's initial development strategy has been to acquire such proven fields in Louisiana and increase production through the application of advanced technology and the exploration of other proven formations in the same fields.

     Cambridge Energy's primary operational strategy includes the operation of its own projects, giving it substantial control over drilling and production costs. The Company has associated highly experienced exploration and development engineering and geology personnel that strive to add production at lower costs through development drilling, workovers, behind pipe recompletions and secondary recovery operations.

Basis of Presentation

     The financial information presented as of any date other than March 31 has been prepared from the books and records without audit. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended March 31, 1998 contained in the Company's Form 10-SB.

Method of accounting for oil and gas properties

     The Company uses the successful efforts method of accounting for oil and gas producing activities, as set forth in the Statement of Financial Accounting Standards No. 19, as amended. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed as incurred.

     Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing a valuation allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are carried at cost and depreciated over their estimated useful lives.

     On sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

     On sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property has been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

                          CAMBRIDGE ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

Property and equipment

     Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment are being provided by accelerated methods for financial and tax reporting purposes over estimated useful lives of five to seven years.

Marketable equity securities

     The Company owns 75,000 common stock shares of a corporation publicly traded on NASDAQ Small Cap market (Note 4) Pursuant to Financial Accounting Standards No. 115 these securities are classified as available-for-sale and are recorded in the accompanying financial statements at their fair value based on the quoted market price of the stock. At June 30, 1998 and 1997, unrealized loss on these securities totaled $40,500 and $0, respectively and have been charged to comprehensive earnings.

Management estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Flow

     For purposes of the statement of cash flows, cash includes demand deposits and time deposits with maturities of less than three months. None of the Company's cash is restricted.

Net loss per share

     For the quarter ended June 30, 1998 and 1997, the net loss per share amount is based upon 8,763,809 and 7,849,787 weighted average shares of common stock outstanding, respectively.

2.       COMMITMENTS AND CONTINGENCIES

Leases

     The Company is currently using office space provided free of charge by a corporation owned by its President. The fair rental value of this space provided is not material. At June 30, 1998, the Company was not obligated under any noncancellable operating or capital lease obligations.

Year 2000 computer compliance

     The Company's computer hardware and the software is currently in compliance with the year 2000 dating issues. Furthermore, management does not believe any additional significant costs will be incurred in dealing with this issue and the accompanying financial statements do not contain any reserve for this contingency. The Company has charged to expense when incurred approximately $2,000 related to becoming year 2000 compliant.

3.       RELATED PARTY TRANSACTIONS

Stockholder

     In March 1997, the stockholders of the Company each contributed 37,500 common stock shares of a public company (Note 1), controlled by one of the Company's stockholders, as additional paid in capital on common stock shares issued by the Company earlier in the year. The shares were recorded at their fair value at the date they were contributed to the Company.

                          CAMBRIDGE ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

     During the year ended March 31, 1998, the Company received cash advances from its two major stockholders totaling $31,905 and it also received property and equipment with a fair value of $30,753 accounted for as additional advances. These advances are non interest bearing, unsecured and payable upon demand. In June 1998, the Company issued 5,184,786 common stock shares at a fair value of $.005 per share to repay $25,924 of these advances. At June 30, 1998, outstanding advances totaled $32,984.

4.       FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of its cash and accounts receivable.

Cash

     The Company maintains its cash in bank deposit and other accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts, and does not believe it is subject to any credit risks involving its cash.

Accounts receivable

     The Company accounts receivable are unsecured and represent oil production sales and lease operating income not collected at the end of the year. Management believes these accounts receivable are fairly stated at estimated net realizable amounts and do not require any reserve for uncollectible amounts.


5.        NOTES PAYABLE

     The Company's note payable consist of a loan from an individual provided for working capital purposes. The note, which contains no significant restrictions, bears an interest rate of 10.0%, is due through April 8, 1999 and is unsecured.

     The following estimates of proved oil and gas reserves, both developed and undeveloped, represent interests owned by the Company located solely in the United States. Proved reserves represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate to be reasonably certain to be recovered in the future from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells, with existing equipment and operating methods. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells for which relatively major expenditures are required for completion.

     Disclosure of oil and gas reserves which follow are based on estimates prepared by independent engineering consultants for the period ended March 31, 1998. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the production of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

     These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the Securities and Exchange Commission (SEC). Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas prices changes, largely influenced and controlled by U.S. and foreign government actions, and the fact that the basis for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows presented do not represent management's assessment of future profitability or future cash flows to the Company. Management's investment and operating decisions are based upon reserve estimates that include proved reserves prescribed by the SEC as well as probable reserves, and upon different price and cost assumptions from those used here.

                          CAMBRIDGE ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


                       SUPPLEMENTARY INFORMATION REGARDING
                        OIL AND GAS PRODUCING ACTIVITIES
                               FOR THE YEAR ENDED
                             MARCH 31, 1998 AND 1997
                                    UNAUDITED

The following supplementary oil and gas information is provided in accordance with Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities (SFAS 69). The Company has properties in only one reportable geographic area, all of which are oil properties.

1.       CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                                                         1998           1997
                                                         ----           ----

         Proved oil and gas properties              $   198,198     $   34,323
         Unproved oil and gas properties                                     -
         Support equipment, proved properties            25,586         18,759
                                                    -----------     ----------
                                                        223,784         53,082
         Accumulated depreciation and
           depletion                                      9,039          2,030
                                                    -----------     ----------

         Net capitalized costs                      $   214,745     $   51,052
                                                    ===========     ==========

2.       COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES FOR ABOVE REFERENCED
         PERIODS


         Acquisition of proven properties           $   170,712     $   53,082

         Exploration costs                              840,450          2,915

3. RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES FOR THE ABOVE REFERENCED PERIODS


         Oil and gas sales                          $    73,899     $   17,272
         Lease operating income                          52,514              -
         Production costs                                15,997          8,382
         Exploration expenses                           840,450          2,915
         Depreciation and depletion                       7,009          2,030
         Income tax expense                                   -              -
                                                     ----------     ----------
         Results of operations for oil
           and gas producing activities
           (excluding corporate overhead
           and financing costs)                     $(  737,043)    $    3,945
                                                    ===========     ==========

                          CAMBRIDGE ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                       SUPPLEMENTARY INFORMATION REGARDING
                        OIL AND GAS PRODUCING ACTIVITIES
                               FOR THE YEAR ENDED
                             MARCH 31, 1998 AND 1997
                                    UNAUDITED


4.    RESERVE QUANTITY INFORMATION

         The following estimates of proved developed reserve quantities are estimates only, and do not purport to reflect realizable values or fair market value of the Company's reserves. They are presented in accordance with the guidelines established by the S.E.C. and disclosure requirements promulgated by SFAS 69. The Company emphasizes the reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in southern Louisiana.

         Proved  reserves  are  estimated   reserves  of  crude  oil  (including
condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating method. The Company's proved developed and undeveloped reserves and changes in them during the periods are as follows.

                                                    Oil          Gas
                                                   (BBLS)       (MCF)


         Purchase of minerals in place            663,779          -
         Production                            (    1,079)         -
                                               -----------     ---------

         Reserves at March 31, 1997               662,700          -

         Revisions of previous estimates           99,143          -
         Purchase of minerals in place          2,386,370     29,228,756
         Production                            (    3,763)   (    92,866)
                                               -----------   ------------

         Reserves at March 31, 1998             3,144,450     29,135,890
                                               ===========   ============

                          CAMBRIDGE ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



                       SUPPLEMENTARY INFORMATION REGARDING
                        OIL AND GAS PRODUCING ACTIVITIES
                               FOR THE YEAR ENDED
                            MARCH 31, 1998 AND 1997
                                    UNAUDITED


5. STANDARDIZED MEASURES OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES AT THE ABOVE REFERENCED DATE

     The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

                    STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                    NET CASH FLOW AT MARCH 31, 1998 AND 1997

                                                1998                      1997
                                                ----                      ----

Future cash inflows                       $     52,197,348   $        3,276,240
Future production costs                    (    14,913,528)   (         862,010)
Future development costs                   (     5,865,120)   (         500,750)
Future income tax expenses                 (    10,682,358)   (         661,630)
                                            --------------     ----------------

Future net cash flows                           20,736,342            1,251,850

10% annual discount for
     estimated timing of cash flows        (    11,090,370)   (         499,660)
                                            --------------     ----------------

Standardized measure of
     discounted future net cash
     flows relating to proved
     oil and gas reserves                 $      9,645,972   $          752,190
                                           ===============    =================

                          CAMBRIDGE ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


                       SUPPLEMENTARY INFORMATION REGARDING
                        OIL AND GAS PRODUCING ACTIVITIES
                               FOR THE YEAR ENDED
                             MARCH 31, 1998 AND 1997
                                    UNAUDITED


                  RECONCILIATION OF CHANGES IN THE STANDARDIZED
                  MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                       DURING THE ABOVE REFERENCED PERIOD

Beginning of period                          $      752,190        $           -

Sales of oil and gas produced                (       73,899)       (     17,272)
Net changes in prices and production costs        3,773,340                    -
Development costs incurred                   (      840,450)       (      2,915)
Revisions of previous quantity estimates            347,972                    -
Net changes from purchase of minerals
     in place                                     5,686,819              772,377
                                              --------------       -------------

End of period                                $    9,645,972        $     752,190
                                             ===============       =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company's operations during the first quarter included: the operations of its producing oil and gas properties; completion of engineering and contract work for its 20 well 98'-99' drilling program and management of Triton Wellhead and Manufacturing, Inc.

     For the three months ended June 30, 1998, Cambridge operations produced a total of 270.095 million cubic feet of gas and 6262 barrels of oil and oil. The Company's total revenues for this period were $121,201, up from $5,679 for the same period the year prior, due primarily to the addition of the Calvert and Todd No. 1 well in Houma, Louisiana. The Company has a 25% working interest in this well before payout with a 34% working interest after payout. This property has paid out $799,145.22 of total drilling and completion costs of $1,379,984.79 since it came on line February 28, 1998.

     Operating expenses increased to $250,540 for the three months ended June 30, 1998 up from $33,751 for the same period the previous year. This increase was attributable to: 1) the final expenses of bringing the Calvert & Todd No. 1 on line; 2) the increased level of engineering and lease acquisition costs for the Company's 20 well, 1998'-99' drilling program and 3) to expenses for the management and operation of Triton Wellhead and Manufacturing, Inc. The Company believes that much of the work represented by these added operating expenses will result in increased revenues for the current and future fiscal years.

     In the second month of the Quarter ended June 30, 1998, the Company entered into an agreement to manage Triton Wellhead & Manufacturing Inc operations in Broussard, Louisiana. The Company has an agreement in place to acquire this Company and began to manage operations as a part of the process of acquisition. The Company has acquired a secured first position in the real property and plant of Triton Wellhead & Manufacturing, Inc. in exchange for $170,000 in cash paid to Associates Financial Services, of America, Inc. and expects to complete the closing of this purchase during the present fiscal quarter. The total purchase price will be approximately $1,000,000 (subject to adjustment for inventory, receivables and payables) with the balance to be paid in cash, common stock of the Company and debt.

     During the Company's first fiscal year (partial) ended March 31, 1997, it acquired leases each containing one producing well and one salt water disposal well on two producing oil and gas properties in Louisiana. These properties also contained additional proven reserves the Company intends to develop. The Company is the operator on both properties, maintaining a 100% working interest net of royalties in the Floyd #A-1 well in the Big Island Field of Rapides Parish, Louisiana, and a 5% working interest net of royalties in the Odra Stelly #1-D well in the Abbeville Field of Vermilion Parish, Louisiana. The Company subsequently negotiated a 100% working interest in the Odra Stelly #1-D well. In addition, the principals conveyed to the Company a 1/128th interest in an oil producing property, the Brinley #2-6 in Garvin County, Oklahoma. Revenues from these producing properties were $17,272 during the Company's partial fiscal year ending March 31, 1997. Funds over and above these revenues required for lease renewals, working interest contributions, and other Company operations during this partial FY 1997 were provided by loans from shareholders.

     During the fiscal year ended March 31, 1998, Company acquired additional leases via an assigned farmout from Union Oil of California (UNOCAL) in the Houma Field of Terrebonne Parish, Louisiana; leases in the Arnaudville Field of St. Martin and St. Landry Parishes, Louisiana; leases in the West Lake Arthur Field of Jefferson Davis Parish, Louisiana; and leases in the Bayou Blue Field of Iberville Parish, Louisiana. (see "Current Oil and Gas Properties") Revenues from the Floyd #A-1 well in the Big Island Field of Rapides Parish, Louisiana, totaled $20,210.56 during the fiscal year ending March 31, 1998. The revenue was reduced significantly as the Company performed rework and maintenance on the well during this period, resulting in the well being down for a considerable period of time, however, the Company's rework operations were successful and the well is back on line. The leases the Company holds at Big Island include a saltwater disposal well that currently services the Floyd #A-1 well, and is capable of handling this function for the two new wells to be drilled on these properties. The Company also undertook a "sidetrack" drilling operation at its Odra Stelly #1-D well in the Abbeville Field of Vermilion Parish during December 1997. The producing sands that were the target of the sidetrack were found to be lower than expected, the well was determined to be not commercially viable and was plugged and abandoned. Revenues to the Company from the Odra Stelly #1-D well were negligible in FY 1998

     The Company has planned a 20 well 1998'-99' drilling schedule with 16 wells on properties which it now owns and the balance on properties which it expects to acquire. The Company has scheduled drilling to begin during the second quarter of the current fiscal year.

         Liquidity :

     In June 1997, the Company undertook a Private Placement of its Common Shares to raise capital for the execution of its business plan. This offering ultimately resulted in the Company raising $772,625 during fiscal year ended March 31, 1998. During the first quarter of the subsequent year, the Company raised an additional $230,000 for the sale of common stock.

     Management believes that its 25% (34.375% after payout) working interest revenues from the Calvert & Todd #1 well will meet its minimum general and administrative cost requirements and provide the basic liquidity the Company needs to operate at current levels over the next twelve months. However, additional funding will be required to execute its business plan of acquiring additional leases and reserves, and performing drilling and rework activities planned for its existing properties. Part of this funding is expected to be obtained by the sale of working interest percentages in the drilling and rework projects, with the Company maintaining an additional promotional interest in each project after payout in addition to the working interest percentage it retains up front. The balance of the funding required to execute the Company's planning will need to be obtained from other sources such as debt or the sale of additional equity.

     The Company has completed a transaction involving a production payment facility with Domain Energy (DXD) in the amount of $700,000 which will provide funding for the Company's portion of the initial projects in its drilling program.

         Material Commitments for Capital Expenditures:

     The Company has made no material commitments for these future projects other than to acquire and pay for the respective leases. Each drilling and/or rework project is stand-alone and although the Company is in constant discussion with prospective working interest partners on each potential project, commitments for the actual drilling or rework and site preparation operations are not made for each project until the Company has received the funds from its working interest partners and the funds for its portion of the working interest are in place. The leases the Company holds are renewable annually unless "held by production". If the leased property has a producing well that is providing royalty payments to the leaseholders, then annual lease payments and renewals are not required. This is the case with certain of the Big Island leases as well as Houma assigned farmout properties. Cambridge Energy strives to accomplish the drilling or rework planned for each property within the year first leased. When that does not occur however, management reviews the potential of each property as its leases come up for renewal and makes a decision whether or not to renew each lease in light of the Company's business planning at that time.

PART 11 - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)       None
(b)       No Reports on Form 8-K were required to be filed during the Quarter.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Cambridge Energy Corporation

                                        August  12, 1998




                                        By: /s/ Perry Douglas West
                                            ------------------------------------
                                            Perry Douglas West
                                            Chairman and Chief Executive Officer