Form 10QSB
period 1998-09-30
CAMBRIDGE ENERGY CORP
filed 1998-11-17
CIK 1041633

U.S SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-QSB

                    For Quarterly Period Ended September 30, 1998

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
                                                                --------------




         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes_____X____ No ___________



         As of September 30, 1998, the Company has 9,519,959 shares of common stock issued and outstanding.

                                Table of Contents


   PART I - FINANCIAL INFORMATION                                       Page No.


   Item 1.   Cambridge Energy Financial Statements                       2-13
                  Balance Sheet as of September 30, 1998 and 1997
                  Statement of Operations for the Three
                          Months Ended September 30, 1998 and 1997
                  Statement of Operations for the Six
                          Months Ended September 30, 1998 and 1997
                  Consolidated Statement of Stockholders' Equity
                  Statement of Cash Flow for the Six Months
                          Ended September 30, 1998 and 1997
                  Notes to the Financial Statements


   Item 2.   Management's Discussion and Analysis                        14


   PART II - OTHER INFORMATION                                           16

   Item 6.   Exhibits and Reports on Form 8-K


   SIGNATURE PAGE                                                        17

PART 1 - FINANCIAL INFORMATION:

ITEM ONE:         FINANCIAL STATEMENTS:

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES

                                 BALANCE SHEETS
                           SEPTEMBER 30, 1998 AND 1997
ASSETS
                                                                          1998            1997
                                                                          ----            ----
Current assets:
         Cash                                                          $  213,086       $ 64,555
         Accounts receivable, trade                                       199,087          2,070
         Marketable equity securities, at fair value                       24,525         65,025
         Prepaid expenses                                                 105,160        215,185
                                                                       ----------       --------
         Total current assets                                             541,858        346,834
                                                                       ----------       --------

Property, plant and offices                                               785,000              -
Equipment and inventory, net of $8,663
     and $0 of accumulated depreciation                                   477,824              -

Oil and gas properties (successful efforts method):

         Oil interests, proved properties, net of $10,353
             and $1,370 of accumulated depletion                          338,487          32,796
         Support equipment, at cost, net of $8,242 and
             $2,814 of accumulated depreciation                            18,396          15,946
                                                                      -----------      ----------
                                                                        1,619,707          48,742
                                                                      -----------      ----------
                                                                      $ 2,161,565       $ 395,576
                                                                      ===========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Accounts payable, trade                                      $   348,212          18,404
         Advances for future drilling contracts                           232,012               -
         Funds held for future distribution                               109,586
         Sales Tax liability                                                8,894               -
         Advances from others                                             124,934           1,842
                                                                      -----------       ---------
                  Total current liabilities                               823,638          20,247
                                                                      -----------       ---------
Long-term liabilities
         Property Mortgage                                                170,000               -
         Notes payable                                                    700,300               -
                                                                      -----------       ---------
                  Total long-term liabilities                             870,300               -

Stockholders' equity (deficit):

         Preferred stock, $ .0001 par value,
             25,000,000 shares authorized, no shares
             issued or preferences determined                                   -               -
         Common stock, $ .0001 par value,
             50,000,000 shares authorized,
             9,519,959 and 8,169,787 shares
             issued and outstanding, respectively                             952             817
         Paid in capital in excess of par                               1,702,197         433,521
         Accumulated deficit                                          ( 1,238,195)        (59,009)
                                                                      -----------       ----------
                                                                          467,627          375,329
                                                                      -----------       ----------
                                                                     $  2,161,565       $  395,576
                                                                      ===========       ==========


     The accompanying notes are an integral part of the financial statements.

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 1998 AND 1997




                                                                                1998                 1997
Revenues:                                                                       ----                 ----

         Oil and gas sales, net of royalties                           $        72,356       $         6,400
         Manufacturing and service                                                   -                     -
         Lease operating and other income                                        5,040                     -
         Other income                                                            1,866                     -
                                                                       ---------------       ---------------
                                                                                79,262                 6,400
                                                                       ---------------       ---------------
Operating expenses:

         Production costs                                                       34,686                 9,693
         Exploration costs                                                      15,261                 1,991
         Manufacturing and Service costs                                             -                     -
         Marketing expense                                                           -                     -
         General and administrative                                            109,212                14,910
         Depletion                                                               2,322                     -
         Depreciation                                                            5,027                   313
                                                                       ---------------       ---------------
                                                                               166,508                26,907
                                                                       ---------------       ---------------
Interest  expense                                                                2,833                     -
                                                                       ---------------       ---------------

Net loss                                                               $       (90,079)      $       (20,507)
                                                                       ===============       ===============






Net loss per share                                                     $(             .01)   $(            .01)

Loss per share from operations                                         $(             .01)   $(            .01)








     The accompanying notes are an integral part of the financial statements.

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                           FOR THE SIX MONTHS ENDED
                           SEPTEMBER 30, 1998 AND 1997



                                                                                1998                 1997
Revenues:                                                                       ----                 ----

         Oil and gas sales, net of royalties                           $       190,857       $        12,079
         Manufacturing and service                                                   -                     -
         Lease operating and other income                                        7,740                     -
         Other income                                                            1,866                     -
                                                                        --------------       ---------------
                                                                               200,463                12,079
                                                                        --------------       ---------------
Operating expenses:

         Production costs                                                      101,631                15,301
         Exploration costs                                                      15,261                 2,423
         Manufacturing and Service costs                                             -                     -
         Marketing expense                                                           -                     -
         General and administrative                                            269,400                41,681
         Depletion                                                               6,961                   903
         Depreciation                                                            9,983                 1,251
                                                                        --------------       ---------------
                                                                               403,236                61,559
                                                                        --------------       ---------------
Interest  expense                                                                6,689                     -
                                                                        --------------       ---------------

Net loss                                                                $(     209,462)       $(      49,480)
                                                                        ==============       ===============






Net loss per share                                                      $(           .02)    $(          .01)

Loss per share from operations                                          $(           .02)    $(          .01)





     The accompanying notes are an integral part of the financial statements.


                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 FOR THE PERIOD
              APRIL 9, 1996 (INCEPTION) THROUGH SEPTEMBER 30, 1998
                                                                  Accumulated Other
                                  Common Stock       Add'l Paid     Comprehensive     Accumulated
                              Shares        Amount   In Capital         Loss            Deficit      Total

Balance at March 31, 1998    8,340,786     $   834   $  886,552     $   (40,500)      $(  985,560) $(138,674)

Issuance of common stock
    for investor               142,500     $    14   $   92,486                                    $  92,500

Issuance of common stock
    For services                 3,300     $         $    3,300                                    $   3,300

Issuance of common stock
    for cash                   277,223     $    28   $  249,472                                    $ 249,500

Net Loss                                                                               (  129,340)  (129,340)
                             ---------     -------   ----------     ---------------    -----------  ----------
Balance at June 30, 1998     8,763,809     $   876   $1,231,810     $(   40,500)       (1,114,900) $  77,286

Issuance of common stock
     for investor                3,750                    2,500                                        2,500

Void certificate of common
     stock for investor        (10,000)         (1)     (19,999)                                     (20,000)

Issuance of common stock for
     purchase of subsidiary    762,400          77      487,886                                      487,963
                                                                                       (   80,122)   (80,122)
                              --------     -------   -----------     --------------    -----------  ----------
September 30, 1998           9,519,959     $   952   $1,702,197     $(   40,500)       (1,195,022) $ 467,627




     The accompanying notes are an integral part of the financial statements.

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                           SEPTEMBER 30, 1998 AND 1997

                                                                               1998                1997
                                                                               ----                ----
Cash flows from operating activities:

         Oil and gas sales received                                    $       286,951        $        4,782
           Interest received                                                     1,866                     -
         Cash paid to employees                                                (76,265)                    -
         Cash paid to suppliers                                               (399,232)              (38,182)
         Interest paid                                                          (6,689)                  (17)
         Income taxes paid                                                           -                     -
                                                                        --------------         -------------
         Net cash used in operating activities                                (193,369)              (33,417)

Cash flows from investing activities:

         Purchase of property and equipment                                   (591,647)                    -
         Purchase of oil interests                                                                   (17,377)
         Subscription receivable                                                                      10,000
         Prepaid expenses                                                                                (28)
         Shareholders' loans                                                   (39,800)
         Deposits                                                                    -                     -
                                                                        --------------         -------------
         Net cash used in investing activities                                (631,447)               (7,405)

Cash flows from financing activities:

         Repayment of shareholders advances                                                                -
         Advances from stockholders                                                                        -
         Shareholders loan                                                                          (123,618)
         Paid-in capital in excess of par                                                            215,978
         Proceeds of note payable                                              480,300                     -
         Issuance of common stock                                              545,463                    21
                                                                        --------------         -------------
         Net cash provided by financing activities                           1,025,763                92,381
                                                                        --------------         -------------
Net change in cash                                                             200,947                51,559
                                                                        --------------         -------------
Cash at beginning of period                                                     12,139                12,996
                                                                        --------------         -------------
Cash at end of period                                                         $213,086               $64,555
                                                                        ==============         =============






     The accompanying notes are an integral part of the financial statements.

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                           SEPTEMBER 30, 1998 AND 1997


                     Reconciliation of Net Loss to Net Cash
                          Used in Operating Activities

                                                                              1998                   1997
                                                                              ----                   ----
Net loss                                                               $      (209,462)     $ (       18,986)
                                                                       ---------------      ----------------
Adjustment to reconcile net loss
     to net cash used in operating
     activities:

         Depletion                                                               6,961                   903
         Depreciation                                                            9,983                   313
         (Increase) decrease in accounts receivable, trade                      88,354                (1,618)
         (Increase) decrease in prepaid expenses                               (77,173)                  (28)
         Increase (decrease) in accounts payable, trade                       (114,430)              (14,001)
         Common stock issued for services                                        3,300                     -
         Increase (decrease) in drilling advances                               99,098                     -
                                                                       ---------------       ---------------
     Total adjustments                                                          16,093       $        14,431)
                                                                       ---------------       ---------------
Net cash used in operating activities                                  $(      193,369)      $(       33,417)
                                                                       ===============       ===============


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

Consolidated  Principals

     In September 1998, the Company completed the closing of their newly acquired subsidiary, Triton Wellhead and Manufacturing, Inc. (Triton). Triton, which is located in Broussard, Louisiana, designs, manufactures, repairs/remanufactures and tests wellhead equipment and components. The Company acquired property, plant and equipment directly from lenders to prior owners for cash and notes totalling $440,000, and acquired inventory, equipment and operations through the acquisition of 100% of the shares of Triton in exchange for cash notes and 762,354 shares of the Company's common stock.

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

                          CAMBRIDGE ENERGY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

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

Marketable equity securities

     The Company owns 75,000 common stock shares of a corporation publicly traded on NASDAQ Small Cap market (Note 4) Pursuant to Financial Accounting Standards No. 115 these securities are classified as available-for-sale and are recorded in the accompanying financial statements at their fair value based on the quoted market price of the stock. At September 30, 1998 and 1997, unrealized loss on these securities totaled $40,500 and $0, respectively and have been charged to comprehensive earnings.

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

Net loss per share

     For the quarter ended September 30, 1998 and 1997, the net loss per share amount is based upon 9,519,959 and 8,169,787 weighted average shares of common stock outstanding, respectively.

2.       COMMITMENTS AND CONTINGENCIES

Leases

     The Company is currently using office space provided free of charge by a corporation owned by its President. The fair rental value of this space provided is not material. At September 30, 1998, the Company was not obligated under any noncancellable operating or capital lease obligations.

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

                          CAMBRIDGE ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

3.       RELATED PARTY TRANSACTIONS

Stockholder

     During the year ended March 31, 1998, the Company received cash advances from its two major stockholders totaling $31,905 and it also received property and equipment with a fair value of $30,753 accounted for as additional advances. These advances are non interest bearing, unsecured and payable upon demand. In June 1998, the Company issued 5,184,786 common stock shares at a fair value of $.005 per share and cash to repay $55,927 of these advances.

     On September 30, 1998, the Company's acquired shareholders' loan payable totalling $75,000 with the closing of its new subsidiary . These advances are non interesting bearing, unsecured and payable within 60 days. At September 30, 1998, outstanding advances totalled $81,731.

4.       FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of its cash and accounts receivable.

Cash

     The Company maintains its cash in bank deposit and other accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts, and does not believe it is subject to any credit risks involving its cash.

Accounts receivable

     The Company accounts receivable are unsecured and represent oil production sales, lease operating, manufacturing and service income not collected at the end of the quarter. Management believes these accounts receivable are fairly stated at estimated net realizable amounts and do not require any reserve for uncollectible amounts.

5.       NOTES PAYABLE

     The Company's note payable consist of a loan from an individual, funding from a corporation (both for working capital purposes), and a loan from a bank for a property mortgage. The loan from an individual, which contains no significant restrictions, bears an interest rate of 10.0%, is due through April 8, 1999 and is unsecured. The funding is non recourse, payable from a percentage a production produced from one of the Company's proven properties. The mortgage is payable monthly and bears an interest rate of 10.0%, until paid in full.

                          CAMBRIDGE ENERGY CORPORATION
                       SUPPLEMENTARY INFORMATION REGARDING
                        OIL AND GAS PRODUCING ACTIVITIES
                      FOR THE YEAR ENDED MARCH 31, 1998 AND
           THE PERIOD APRIL 9, 1996 (INCEPTION) THROUGH MARCH 31, 1997
                                    UNAUDITED


         The following supplementary oil and gas information is provided in accordance with Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities (SFAS 69). The Company has properties in only one reportable geographic area, all of which are oil properties.

1.  CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                                                         1998             1997
                                                         ----             ----

    Proved oil and gas properties                  $    198,198       $   34,323
    Unproved oil and gas properties                                            -
    Support equipment, proved properties                 25,586           18,759
                                                   ------------       ----------
                                                        223,784           53,082
    Accumulated depreciation and
      depletion                                           9,039            2,030
                                                   ------------       ----------

    Net capitalized costs                          $    214,745       $   51,052
                                                   ============       ==========

2.  COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES FOR ABOVE
    REFERENCED PERIODS
                                                         1998             1997
                                                         ----             ----

    Acquisition of proven properties               $    170,712       $   53,082

    Exploration costs                                   840,450            2,915


3.  RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES
    FOR THE ABOVE REFERENCED PERIODS
                                                         1998             1997
                                                         ----             ----

    Oil and gas sales                               $    73,899       $   17,272
    Lease operating income                               52,514                -
    Production costs                                     15,997            8,382
    Exploration expenses                                840,450            2,915
    Depreciation and depletion                            7,009            2,030
    Income tax expense                                        -                -
                                                     ----------       ----------
    Results of operations for oil
      and gas producing activities
      (excluding corporate overhead
      and financing costs)                          $(  737,043)      $    3,945
                                                    ===========       ==========

                          CAMBRIDGE ENERGY CORPORATION
                       SUPPLEMENTARY INFORMATION REGARDING
                        OIL AND GAS PRODUCING ACTIVITIES
                      FOR THE YEAR ENDED MARCH 31, 1998 AND
           THE PERIOD APRIL 9, 1996 (INCEPTION) THROUGH MARCH 31, 1997
                                    UNAUDITED

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

                                                  Oil            Gas
                                                 (BBLS)         (MCF)
                                                 ------         -----

        Purchase of minerals in place           663,779             -
         Production                           (   1,079)            -
                                              ----------     ---------

         Reserves at March 31, 1997             662,700             -

         Revisions of previous estimates         99,143             -
         Purchase of minerals in place        2,386,370     29,228,756
         Production                           (   3,763)   (    92,866)
                                              ----------   ------------

         Reserves at March 31, 1998           3,144,450     29,135,890
                                              ==========   ============


 5. STANDARDIZED MEASURES OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES AT THE ABOVE REFERENCED DATE

     The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas, estimated at $14.00 per barrel and $2.18 per MMBTU, respectively, (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

                          CAMBRIDGE ENERGY CORPORATION
                       SUPPLEMENTARY INFORMATION REGARDING
                        OIL AND GAS PRODUCING ACTIVITIES
                      FOR THE YEAR ENDED MARCH 31, 1998 AND
           THE PERIOD APRIL 9, 1996 (INCEPTION) THROUGH MARCH 31, 1997
                                    UNAUDITED


                    STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                    NET CASH FLOW AT MARCH 31, 1998 AND 1997

                                              1998                    1997
                                              ----                    ----

Future cash inflows                      $ 39,039,330             $ 3,276,240
Future production costs                  (  9,131,220)             (  862,010)
Future development costs                 (  2,000,750)             (  500,750)
Future income tax expenses               (  9,625,168)             (  661,630)
                                         -------------            ------------

Future net cash flows                      11,282,192               1,251,850

10% annual discount for
     estimated timing of cash flows       ( 4,120,252)             (  499,660)
                                         --------------           ------------

Standardized measure of
     discounted future net cash
     flows relating to proved
     oil and gas reserves                $  7,161,940             $   752,190
                                         ==============           ============


                  RECONCILIATION OF CHANGES IN THE STANDARDIZED
                   MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                       DURING THE ABOVE REFERENCED PERIOD

Beginning of period                               $   752,190    $           -

Sales of oil and gas produced                     (    73,899)   (      17,272)
Net changes in prices and production costs        (   105,394)               -
Development costs incurred                        (   840,450)   (       2,915)
Revisions of previous quantity estimates              347,972                -
Net changes from purchase of minerals
     in place                                       7,081,521          772,377
                                                   -----------   --------------

End of period                                     $ 7,161,940    $     752,190
                                                  ===========    ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Most active of the Company's operations during the quarter ended 9-30-98 was the launching of the international component of its growth strategy including the engineering review and contract signing for the acquisition of Indonesian oil operations, production and reserves under Intermega Energy Pte Ltd. The acquisition includes production in the Salawati, Subaku and Linda and Sele contract areas of approximately 1000-1500 barrels of oil per day. The Company expects to close this acquisition during the next quarter. Other operations included the Company's producing oil and gas properties; preliminary work on its 20 well 98'-99' drilling program and completion of the acquisition of Triton Wellhead and Manufacturing, Inc. at the end of the quarter.

     For the six months ended September 30, 1998, Cambridge operations produced a total of 433.034 million cubic feet of gas and 9014.68 barrels of oil and oil condensate. The Company's total revenues for this period were $200,463, up from $12,079 for the same period the year prior, due primarily to the addition of the Calvert and Todd No. 1 well in Houma, Louisiana. The Company has a 34.375% working interest in this well. This property has paid out the total drilling and completion costs of $1,379,984.79 since it came on line February 28, 1998. Revenues for the Quarter ended 9-30-98 were down due to the Calvert & Todd No. 1 and the Floyd A-1 wells being down for reworks, both of which have been completed.

     Operating expenses increased to $403,236 for the three months ended September 30, 1998 up from $61,559 for the same period the previous year. This increase was attributable to: 1) rework on the Floyd A-1 and the Calvert & Todd No. 1 wells; 2) the continued preparation and initial operations on the Company's 20 well, 1998'-99' drilling program and 3) to expenses for the management and operation of Triton Wellhead and Manufacturing, Inc.

     At the end of the Quarter ended 9-30-98, the Company completed acquisition of property, plant and equipment, and operations of Triton Wellhead and Manufacturing, Inc. for a total cost of $1,310.000 in cash and stock. The Company has hired new management for Triton and in the process of making operational changes to complete application for API Certification of its shop and manufacturing facility, which it expects to complete in the coming quarter. Although Company expenses related to Triton were included in its financials, revenues for Triton have not been included as the transaction was only completed at the end of the Quarter.

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

     During the fiscal year ended March 31, 1998, Company acquired additional leases via an assigned farmout from Union Oil of California (UNOCAL) in the Houma Field of Terrebonne Parish, Louisiana; leases in the Arnaudville Field of St. Martin and St. Landry Parishes, Louisiana; leases in the West Lake Arthur Field of Jefferson Davis Parish, Louisiana; and leases in the Bayou Blue Field of Iberville Parish, Louisiana. (see "Current Oil and Gas Properties") Revenues from the Floyd #A-1 well in the Big Island Field of Rapides Parish, Louisiana, totaled $20,210.56 during the fiscal year ending March 31, 1998. The revenue was reduced significantly as the Company performed rework and maintenance on the well during this period, resulting in the well being down for a considerable period of time, however, the Company's rework operations were successful and the well is back on line. The leases the Company holds at Big Island include a saltwater disposal well that currently services the Floyd #A-1 well, and is capable of handling this function for the two new wells to be drilled on these properties. The Company also undertook a "sidetrack" drilling operation at its Odra Stelly #1-D well in the Abbeville Field of Vermilion Parish during December 1997. The producing sands that were the target of the sidetrack were found to be lower than expected, the well was determined to be not commercially viable and was plugged and abandoned. Revenues to the Company from the Odra Stelly #1-D well were negligible in FY 1998.

     The Company has continued to acquire properties during the Quarter ended 9-30-98 with the acquisition of its 160 acre SE Crescent Field in Iberville Parish, La. The initial work planned for this gas and oil condensate property will be the rework of the W. Wilbert & Sons No. 1, 11,700 gas and oil condensate well. In addition, during the Quarter, the Company added a 117 acre property next to the Company's Calvert & Todd No. 1 well in Houma, Louisiana.

     Cambridge has planned a 20 well 1998'-99' drilling schedule with 16 wells on properties which it now owns and the balance on properties which it expects to acquire. The Company scheduled drilling to begin during the second quarter of the current fiscal year and although it has undertaken preliminary operations with this schedule, delays on the part of the Company's infield drilling partners have delayed major operations until the following quarter.

         Liquidity :

     In June 1997, the Company undertook a Private Placement of its Common Shares to raise capital for the execution of its business plan. This offering ultimately resulted in the Company raising $772,625 during fiscal year ended March 31, 1998. During the quarter ended 9-30-98, the Company raised an additional $545,463 from the sale of common stock.

     Management believes that its 34.375% working interest revenues from the Calvert & Todd #1 well will meet its minimum general and administrative cost requirements and provide the basic liquidity the Company needs to operate at current levels over the next twelve months. However, additional funding will be required to execute its business plan of acquiring additional leases and reserves, and performing drilling and rework activities planned for its existing properties. Part of this funding is expected to be obtained by the sale of working interest percentages in the drilling and rework projects, with the Company maintaining an additional promotional interest in each project after payout in addition to the working interest percentage it retains up front. The balance of the funding required to execute the Company's planning will need to be obtained from other sources such as debt or the sale of additional equity. The Company has completed a transaction involving a production payment facility with Domain Energy (DXD) in the amount of $700,000 which provided funding for the Company's portion of the initial projects in its drilling program.


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

     The company has committed to provide $750,000 at the closing of the purchase of Indonesian production now under contract, which is due on or before January 4, 1999. The Company has under negotiation several facilities to provide these funds however, it does not have a commitment in place and there is no assurance that a commitment will be forthcoming prior to that closing date.

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

                                        November 16 , 1998




                                        By: /s/ Perry Douglas West
                                            ------------------------------------
                                            Perry Douglas West
                                            Chairman and Chief Executive Officer