Form 10QSB
period 1998-12-31
CAMBRIDGE ENERGY CORP
filed 1999-02-16
CIK 1041633

U.S SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                   FORM 10-QSB

                    For Quarterly Period Ended December 31, 1998

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



         As of December 31, 1998, the Company has 9,519,959 shares of common stock issued and outstanding.

                                Table of Contents


   PART I - FINANCIAL INFORMATION                                       Page No.


   Item 1.   Cambridge Energy Financial Statements                       2-11
                  Balance Sheet as of December 31, 1998
                  Statement of Operations for the Three
                          Months Ended December 31, 1998 and 1997
                  Statement of Operations for the Nine
                          Months Ended December 31, 1998 and 1997
                  Consolidated Statement of Stockholders' Equity
                  Notes to the Financial Statements


   Item 2.   Management's Discussion and Analysis                        12


   PART II - OTHER INFORMATION                                           14

   Item 6.   Exhibits and Reports on Form 8-K


   SIGNATURE PAGE                                                        15

PART 1 - FINANCIAL INFORMATION:

ITEM ONE:         FINANCIAL STATEMENTS:

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES

                                 BALANCE SHEETS
                                DECEMBER 31, 1998

ASSETS

Current assets:
         Cash                                                          $   32,051
         Accounts receivable, trade                                       178,868
         Marketable equity securities, at fair value                       24,525
         Prepaid expenses                                                 210,942
                                                                       ----------
         Total current assets                                             446,386
                                                                       ----------

Property, plant and offices                                               785,000
Equipment and inventory, net of $12,218
     of accumulated depreciation                                          491,137

Oil and gas properties (successful efforts method):

         Oil interests, proved properties, net of $12,193
             of accumulated depletion                                     292,633
         Support equipment, at cost, net of $9,722
             of accumulated depreciation                                   20,911
                                                                      -----------
                                                                        1,589,681
                                                                      -----------
                                                                      $ 2,036,067
                                                                      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable, trade                                      $   377,782
         Advances for future drilling contracts                           150,000
         Funds held for future distribution                                86,684
         Sales Tax liability                                                9,312
         Advances from others                                             134,934
                                                                      -----------
                  Total current liabilities                               758,712
                                                                      -----------
Long-term liabilities
         Property Mortgage                                                170,000
         Notes payable                                                    703,295
                                                                      -----------
                  Total long-term liabilities                             873,295

Stockholders' equity (deficit):

         Preferred stock, $ .0001 par value,
             25,000,000 shares authorized, no shares
             issued or preferences determined                                  14
         Common stock, $ .0001 par value,
             50,000,000 shares authorized,
             9,519,959 shares
             issued and outstanding, respectively                             952
         Paid in capital in excess of par                               1,837,183
         Accumulated deficit                                          ( 1,434,090)
                                                                      -----------
                                                                          404,059
                                                                      -----------
                                                                     $  2,036,066
                                                                      ===========


     The accompanying notes are an integral part of the financial statements.

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                           FOR THE THREE MONTHS ENDED
                           DECEMBER 31, 1998 AND 1997




                                                                                1998                 1997
Revenues:                                                                       ----                 ----

         Oil and gas sales, net of royalties                           $        65,758       $        25,573
         Manufacturing and service                                              44,724                     -
         Lease operating and other income                                        2,700                     -
         Other income                                                              826                     -
                                                                       ---------------       ---------------
                                                                               114,008                25,573
                                                                       ---------------       ---------------
Operating expenses:

         Production costs                                                       41,950                10,246
         Exploration costs                                                           -               106,039
         Manufacturing and Service costs                                        22,839                     -
         Marketing expense                                                           -                     -
         General and administrative                                            238,726               126,821
         Depletion                                                               1,840                   391
         Depreciation                                                            5,034                 2,069
                                                                       ---------------       ---------------
                                                                               310,389               245,566
                                                                       ---------------       ---------------
Interest  expense                                                                2,417                     -
                                                                       ---------------       ---------------

Net loss                                                               $      (198,798)      $      (219,993)
                                                                       ===============       ===============






Net loss per share                                                     $(          .02)     $(          .33)

Loss per share from operations                                         $(          .02)     $(          .33)








     The accompanying notes are an integral part of the financial statements.

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES

                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                           FOR THE NINE MONTHS ENDED
                           DECEMBER 31, 1998 AND 1997



                                                                                1998                 1997
Revenues:                                                                       ----                 ----

         Oil and gas sales, net of royalties                           $       256,614       $        37,653
         Manufacturing and service                                              44,724                     -
         Lease operating and other income                                       10,440                     -
         Other income                                                            2,693                     -
                                                                        --------------       ---------------
                                                                               314,471                37,653
                                                                        --------------       ---------------
Operating expenses:

         Production costs                                                      158,842                26,158
         Exploration costs                                                           -               297,275
         Manufacturing and Service costs                                        22,839                     -
         Marketing expense                                                           -                     -
         General and administrative                                            508,126               168,503
         Depletion                                                               8,801                 1,294
         Depreciation                                                           15,017                 3,320
                                                                        --------------       ---------------
                                                                               713,625               496,550
                                                                        --------------       ---------------
Interest  expense                                                                9,106                     -
                                                                        --------------       ---------------

Net loss                                                                $(     408,260)       $(     458,897)
                                                                        ==============       ===============






Net loss per share                                                      $(         .04)      $(         .05)

Loss per share from operations                                          $(         .04)      $(         .05)





     The accompanying notes are an integral part of the financial statements.

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                 FOR THE PERIOD
              APRIL 9, 1996 (INCEPTION) THROUGH DECEMBER 31, 1998
                                                                                  Accumulated Other
                                 Common Stock    Preferred Stock  Add'l Paid     Comprehensive     Accumulated
                              Shares     Amount  Shares  Amount   In Capital         Loss            Deficit      Total

Balance at March 31, 1998    8,340,786  $   834                   $  886,552     $   (40,500)      $(  985,560) $(138,674)

Issuance of common stock
    for investor               142,500  $    14                   $   92,486                                    $  92,500

Issuance of common stock
    For services                 3,300  $                         $    3,300                                    $   3,300

Issuance of common stock
    for cash                   277,223  $    28                   $  249,472                                    $ 249,500

Net Loss                                                                                            (  129,340)  (129,340)
                             ---------   -------                  ----------     ---------------    -----------  ----------
Balance at June 30, 1998     8,763,809  $   876                   $1,231,810     $(   40,500)       (1,114,900) $  77,286

Issuance of common stock
     for investor                3,750                                 2,500                                        2,500

Void certificate of common
     stock for investor        (10,000)      (1)                     (19,999)                                     (20,000)

Issuance of common stock for
     purchase of subsidiary    762,400       77                      487,886                                      487,963
                                                                                                    (   80,122)   (80,122)
                             ---------   ------  ------  ---      -----------     --------------    -----------  ----------
September 30, 1998           9,519,959  $   952                   $1,702,197     $(   40,500)       (1,195,022) $ 467,627

Issuance of preferred stock
     for investor                                13,500   14         134,986                                      135,000
                                                                                                    (  198,568)  (198,568)
Net Loss                     ---------   ------  ------  ---      -----------     --------------    -----------  ----------
                             9,519,959  $   952  13,500  $14      $1,837,183     $(   40,500)       (1,393,590)  $404,059



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

Marketable equity securities

     The Company owns 75,000 common stock shares of a corporation publicly traded on NASDAQ Small Cap market (Note 4) Pursuant to Financial Accounting Standards No. 115 these securities are classified as available-for-sale and are recorded in the accompanying financial statements at their fair value based on the quoted market price of the stock. At December 31, 1998, unrealized loss on these securities totaled $40,500, respectively and have been charged to comprehensive earnings.

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

Net loss per share

     For the quarter ended December 31, 1998, the net loss per share amount is based upon 9,519,959 weighted average shares of common stock outstanding, respectively.

2.       COMMITMENTS AND CONTINGENCIES

Leases

     The Company is currently using office space provided free of charge by a corporation owned by its President. The fair rental value of this space provided is not material. At December 31, 1998, the Company was not obligated under any noncancellable operating or capital lease obligations.

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

     During the quarter, the Company received cash advances from one of its major stockholder totaling $35,003. These advances are non interest bearing, unsecured and payable upon demand.

     At December 31,1998, outstanding advances totalled $116,734.

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

5.       NOTES PAYABLE

     The Company's note payable consist of a loan from an individual, funding from a corporation (both for working capital purposes), and a loan from a bank for a property mortgage. The loan from an individual, which contains no significant restrictions, bears an interest rate of 10.0%, is due April 8, 1999 and is unsecured. The funding is non recourse, payable from a percentage a production produced from one of the Company's proven properties. The mortgage is payable monthly and bears an interest rate of 10.0%, until paid in full.

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
                                                  ===========    ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     For the nine months ended December 31, 1998, Cambridge operations produced a total of 607.701 million cubic feet of gas and 10,039 barrels of oil and oil condensate. The Company's revenues for this period were $314,471, up from $37,653 for the same period the year prior, due primarily to the addition of the Calvert and Todd No. 1 well in Houma, Louisiana. The Company has a 34.375% working interest in this well. This property has paid out the total drilling and completion costs of $1,379,984.79 since it came on line February 28, 1998.

     Operating expenses were $310,389 for the three months ended December 31, 1998 up from $245,566 for the same period the previous year. This increase was attributable to: 1) engineering expenses associate with the Company's Indonesian acquisition; 2) the continued preparation and initial operations on the Company's 20 well, 1998'-99' drilling program and 3) to expenses for the management and operation of Triton Wellhead and Manufacturing, Inc. which accounted for $71,699 for the quarter ended 12-31-98.

     During the nine month period ended 12-31-98, the Company completed acquisition of property, plant and equipment, and operations of Triton Wellhead and Manufacturing, Inc. for a total cost of $1,310.000 in cash and stock. The Company has hired new management for Triton and in the process of making operational changes to complete application for API Certification of its shop and manufacturing facility.

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

     The Company has continued to acquire properties during the interim period ended 12-31-98 with the acquisition of its 160 acre SE Crescent Field in Iberville Parish, La. The initial work planned for this gas and oil condensate property will be the rework of the W. Wilbert & Sons No. 1, 11,700' gas and oil condensate well. In addition, during the Quarter, the Company added a 117 acre property next to the Company's Calvert & Todd No. 1 well in Houma, Louisiana.

     Cambridge has planned a 20 well 1998'-99' drilling schedule with 16 wells on properties which it now owns and the balance on properties which it expects to acquire. The Company scheduled drilling to begin during the second quarter of the current fiscal year and although it has undertaken preliminary operations with this schedule, delays on the part of the Company's infield drilling partners have delayed major operations. The Company began additional rework operations on these properties, specifically the West Lake Arthur Property and the Big Island property after the end of the reported period. It expects to continue these operations throughout the subsequent quarter.

         Liquidity :

     In June 1997, the Company undertook a Private Placement of its Common Shares to raise capital for the execution of its business plan. This offering ultimately resulted in the Company raising $772,625 during fiscal year ended March 31, 1998. During interim period ended 12-31-98, the Company raised an additional $680,463 from the sale of stock.

     Management believes that its 34.375% working interest revenues from the Calvert & Todd #1 well will meet its minimum general and administrative cost requirements and provide the basic liquidity the Company needs to operate at current levels over the next twelve months. However, additional funding will be required to execute its business plan of acquiring additional leases and reserves, and performing drilling and rework activities planned for its existing properties. Part of this funding is expected to be obtained by the sale of working interest percentages in the drilling and rework projects, with the Company maintaining an additional promotional interest in each project after payout in addition to the working interest percentage it retains up front. The balance of the funding required to execute the Company's planning will need to be obtained from other sources such as debt or the sale of additional equity. The Company has completed a transaction involving a non-recourse production payment facility with Domain Energy (DXD) in the amount of $700,000 which provided funding for the Company's portion of the initial projects in its drilling program.

     The Company has a commitment from private drilling partners for its 20 well drillings program, however, there have been delays in receiving their funds. The Company expects their commitment to be funded during the current quarter, however there is no assurance that these commitments will be met.

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

     The company has committed to provide $750,000 at the closing of the purchase of Indonesian production now under contract. Closing documents have been exchanged and transfer documents recorded in Singapore. The Company has made an initial contract payment in the amount of $75,000 directly the Pertamina, the Indonesian government owned oil company and has agreed to make the balance of the $750,000 in payments directly to the Sellers. The Company has under negotiation several facilities to provide these funds however, it does not have a commitment in place and there is no assurance that a commitment will be forthcoming prior to the time that additional payments are required.

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

                                        February 16 , 1999




                                        By: /s/ Perry Douglas West
                                            ------------------------------------
                                            Perry Douglas West
                                            Chairman and Chief Executive Officer