Form 10KSB
period 1999-03-31
CAMBRIDGE ENERGY CORP
filed 1999-08-20
CIK 1041633

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended March 31, 1999

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from _________ to _________


                                    0-24493
                                    -------
                               Commission File No.


                          Cambridge Energy Corporation
                          ----------------------------
             (Exact name of registrant as specified in its charter)


          Nevada                                                  59-3380009
          ------                                                  ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


           215. South Riverside Drive, Suite 12, Cocoa, Florida 32922
           ----------------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code:   (407) 636-6165

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock,
                                                             $.0001 par value

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $562,026

     State he aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a specified date within the past 60 days.

     As of March 31, 1999 there were outstanding 11,634,827 shares of Cambridge Energy Corporation's common stock, par value $.0001 per share .

                          CAMBRIDGE ENERGY CORPORATION
                     Form 10-KSB Report for the Fiscal Year
                              Ended March 31, 1999

                                TABLE OF CONTENTS


                                                                         Page



                                     PART I

Item 1. Business .......................................................  1

Item 2. Properties .....................................................  8

Item 3. Legal Proceedings ..............................................  11

Item 4. Submission of Matters to a Vote of Security Holders ............  12



                                     PART II

Item 5. Market for Registrant's Common Stock and
          Related Stockholder Matters ..................................  12

Item 6. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..........................  12

Item 7. Selected Financial Data ........................................  14

Item 8. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ..........................  14



                                    PART III

Item 9. Directors and Executive Officers of the Registrant ............   15

Item 10. Executive Compensation ........................................  16

Item 11. Security Ownership of Certain Beneficial
          Owners and Management ........................................  17

Item 12. Certain Relationships and Related Transactions ................  17



                                     PART IV

Item 13. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K ..........................................  18

                                     PART I

Item 1.  Business

     (a) General Development of Business

     CAMBRIDGE ENERGY CORPORATION, (the Company) was incorporated under the laws of the State of Nevada on April 9, 1996. At inception the Company's Articles of Incorporation Authorized 2,000,000 Common Shares at $.001 Par Value, and 100,000 Preferred Shares at $.001 Par Value. In June 1997, the Board of Directors approved an amendment to the Company's Articles of Incorporation increasing the authorized Common Shares of the Company from 2,000,000 to 50,000,000, and increasing the number of authorized Preferred Shares from 100,000 to 25,000,000. At that time the Board also changed the Par Value of each class of stock to from $.001 to $.0001 per share. The amended Articles were filed with the State of Nevada on July 7, 1997. The Company then undertook a Private Placement of 1,935,000 of its Common Shares to raise capital for the execution of its business plan. In November 1997, the Company began trading its Common Shares on the OTC Bulletin Board under symbol CNGG.

     (b) Business of Issuer

The Company.

     Cambridge Energy Corporation was formed for the purpose of development and operation of oil and gas properties with proven reserves. The Company's strategy is to focus in domestic areas where major oil and gas producing companies have reduced their exploration efforts to move offshore and overseas in search of the larger reserves. Considerable oil and gas in proven fields remain to be exploited by well-managed independent oil companies capable of extracting these reserves at lower risk and lower cost than unproved prospects. Cambridge Energy's initial development strategy has been to acquire such proven fields and increase production through the application of advanced technology and the exploration of other proven formations in the same fields.

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

 Operations

     The Company expects that it will continue to engage in both development and exploratory drilling operations. Such activities were limited in 1998 and are expected to be limited in 1999, due to industry conditions. However, the Company intends to pursue a diversified inventory of exploratory and development prospects. The current portfolio includes lower-risk development and exploratory prospects, as well as higher risk exploratory prospects with greater potential. The objective of the Company's near-term strategy is maximization of the value of its existing prospect inventory while reducing its cost and risk exposure. In the near term, the Company plans to retain a 10% to 50% direct working interest in each prospect, plus any carried or reversionary interest retained as part of sales to industry partners. Direct participation may increase as corporate cash flows and capital resources increase. Drilling prospects may result from the evaluation of acquisitions. Drilling activities, whether exploratory or developmental, are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that any new wells drilled by the Company will recover all or any portion of the related investment. The cost of drilling, completing and operating wells is often uncertain and cost overruns can occur. The Company's drilling operations might be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company's control. These factors include financial resources of the Company or its partners, commodity prices, land and title issues, mechanical problems, weather conditions and compliance with governmental requirements. Unsuccessful drilling activities may have a material adverse effect on the Company.

     The company has acquired an Indonesian subsidiary, Intermega Energy Pte Ltd. The company received from F.K. Ho, 100% of the stock of Intermega Energy Pte Ltd. which includes three fields in eastern Indonesia and executive offices in Jakarta for liaison with Pertamina, the government owned oil company that controls all of Indonesian oil and gas. We are adding approximately 100 employees by this. They include:

          Technical Assistasnce Contract/Contract Area: Salawati A, D and Sabaku. ownership by INTERMEGA of the Technical Assistasnce Contract/Contract Area: Salawati A, D and Sabaku, originally between Perusahaan Pertambangan Dan Gas Bumi Negara (Pertamina) and PT. Siddhakarya Pilona Sabaku dated January 9, 1995. This contract area covers 5.97 sq Km for Salawati "A" and "D" and .50 sq Km for Sabaku.

          Technical Assistasnce Contract/Contract Area: Salawati C, E, F and N. ownership by INTERMEGA of the Technical Assistasnce Contract/Contract Area:
     Salawati C, E, F and N, originally between Perusahaan Pertambangan Dan Gas Bumi Negara (Pertamina) and PT. Siddhakarya Pilona Salawati dated January 9, 1995. This contract area covers 23.05 sq. Km.

          Technical Assistasnce Contract/Contract Area: Linda A, C/G Sele. ownership by INTERMEGA of the Technical Assistance Contract/Contract Area:
     Linda A, C/G Sele, originally between Perusahaan Pertambangan Dan Gas Bumi Negara (Pertamina) and Intermega Linda Sele Pte Ltd. This contract area covers 12.35 sq. Km.

     The Company's future performance depends upon its ability to acquire and develop additional oil and gas reserves that are economically recoverable. The Company intends to continue its acquisition, development and drilling activities. The Company expects to close additional acquisitions and drill or participate in sixteen wells in 1999 and 2000; however, no assurances can be given that the Company will be successful or will have sufficient cash flow or sources of external capital to acquire, develop or discover additional reserves at an economical cost. Without successful acquisition, development and exploration activities the Company's reserves will decline.

 Competitive Business Conditions

     The Company encounters strong competition from major and independent companies in acquiring properties and leases for production operations, exploration and development. The principal competitive factors in the acquisition of such oil and gas properties include the staff and data necessary to identify, investigate and purchase such leases, and the financial resources necessary to acquire and develop such leases. Many of the Company's competitors have financial resources, staffs and facilities substantially greater than those of the Company.

 Distribution

     The Company's oil and gas production is marketed to third parties consistent with industry practices. Typically, oil is sold at the wellhead at field posted prices, plus or minus adjustments for quality and transportation. Natural gas is usually sold under a contract at a negotiated price based upon factors normally considered in the industry, such as gas quality, distance from the well to the pipeline, estimated reserves, liquid hydrocarbon content of natural gas and prevailing supply/demand conditions.

 Joint Operations With Others; Non-Operator Status

     The Company owns less than 100% of the working interest in some of its oil and gas properties. Operations on such properties are likely to be conducted jointly with other working interest owners. Joint operating arrangements are customary in the oil and gas industry and are generally conducted pursuant to a joint operating agreement, whereby a single working interest owner is designated the operator. At present, the Company is the operator of the majority of its oil and gas properties. The Company is also a nonoperating working interest owner in other wells. For properties where the Company owns less than 50% of the working interest, drilling and operating decisions may not be entirely within the

Company's control. If the Company disagrees with the decision of a majority of working interest owners, it may be required, among other things, to postpone the proposed activity, relinquish or farm-out its interest or decline to participate. If the Company declines to participate, it might be forced to relinquish its interest or may be subject to certain non-consent penalties, as provided in the applicable operating agreement. Such penalties typically allow participating working interest owners to recover from the proceeds of production, if any, an amount equal to 200%-500% of the non-participating working interest owner's share of the cost of such operations.

     Under most operating agreements, the operator is given direct and full control over all operations on the property and is obligated to conduct operations in a workman-like manner; however, the operator is usually not liable to the working interest owners for losses sustained or for liabilities incurred, except those resulting from its own gross negligence or willful misconduct. Each working interest owner is generally liable for its share of the costs of developing and operating jointly owned properties. The operator is required to pay the expenses of developing and operating the property and will invoice working interest owners for their proportionate share of such costs. In instances where the Company is a non-operating working interest owner, it may have a limited ability to exercise control over operations and the associated costs of such operations. The success of the Company's investment in such non-operated activities may, therefore, be dependent upon a number of factors that are outside of the Company's direct control.

     Under most operating agreements and the laws of certain states, operators of oil and gas properties may be granted liens on the working interests of other non-operating owners in the well to secure the payment of amounts due the operator. The bankruptcy or failure of the operator or other working interest owners to pay vendors who have supplied goods or services applicable to wells could result in filing of mechanics' and materialmens' liens which would encumber the well and the interests of all joint owners.

Forward-Looking Information:

     All statements other than statements of historical fact contained herein are forward-looking statements. Forward looking statements are generally accompanied by words such as "anticipate," "believe," "estimate," "project," "potential" or "expect" or similar statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors could cause the Company's results to differ materially from the results discussed in such forward-looking statements. Such factors include such things as uncertainty of costs associated with exploratory drilling, drilling results and reserve estimates, operating hazards, need for additional capital, competition from other exploration, development and production companies, the fluctuations of prices received or demand for the Company's oil and gas, and the effects of governmental and environmental regulation. All forward-looking statements contained herein are expressly qualified in their entirety by the cautionary statements in this paragraph.

Environmental and Government Compliance and Costs:

     Operations of the Company are subject to numerous Federal, state, and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences; restrict or prohibit the types, quantities and concentration of substances that can be released into the environment in connection with drilling and production activities; prohibit or limit drilling activities on certain lands lying within wetlands or other protected areas; and impose substantial liabilities for pollution resulting from past or present drilling and production operations. Moreover, changes in Federal and state environmental laws and regulations could occur and may result in more stringent and costly requirements which could have a significant impact on the operating costs of the Company. The state authorities regulating oil and gas activities have primary regulatory authority over environmental matters. In general, under various applicable environmental programs, the Company may be subject to enforcement action in the form of injunctions, cease and desist orders and administrative, civil and criminal penalties for violations of environmental laws. The Company may also be subject to liability from third parties for civil claims by affected neighbors arising out of a pollution event. Laws and regulations protecting the environment may, in certain circumstances, impose strict liability rendering a person liable for environmental damage without regard to negligence or fault on the part of such person. Such laws and regulations may expose the Company to liability for the conduct of or conditions caused by others, or for acts of the Company which were in compliance with all applicable laws at the time such acts were performed. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on the Company. Insofar as such laws and regulations are expanded, amended or reinterpreted, the Company is unable to predict the future cost or impact of compliance.

     The primary environmental, statutory, regulatory and safety regulations that affect the Company's operations include:

     Oil Pollution Act and Clean Water Act. The Oil Pollution Act of 1990 ("OPA") amends certain provisions of the Federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA"), and other statutes as they pertain to the prevention of and response to oil spills into navigable waters. Under OPA, a person owning a facility or equipment from which there is a discharge or threat of a discharge of oil into or upon navigable waters and adjoining shorelines is liable as a "responsible party" for removal costs and damages. Federal law imposes strict, joint and several liabilities on facility owners for containment and clean-up costs and certain other damages, including natural resource damages, arising from a spill. Responsible parties under OPA include owners or operators of onshore or offshore drilling facilities. OPA requires responsible parties to maintain proof of financial responsibility to cover some portion of the cost of a potential spill and to prepare an oil spill contingency plan. Failure to comply with these requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement action. The CWA and similar state laws regulate the discharge of pollutants, including dredged or fill materials, to waters of the United States, including wetlands. A permit is required for such discharges, and permit requirements may result either in operating limitations or treatment requirements.

     Clean Air Act. The operations of the Company may be subject to the Clean Air Act ("CAA"), as amended, and comparable state statutes. Amendments to the CAA contain provisions that may result in the imposition of certain requirements for air pollution control equipment, obtaining operating permits and approvals, and other emission-related requirements which may require capital expenditures by the Company.

     Superfund The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), commonly referred to as the "Superfund" law, imposes strict, joint and several liability on certain classes of persons with respect to the release or threatened release of a hazardous substance to the environment. These persons include: (i) the owner and operator of a facility from which hazardous substances are released; (ii) owners and operators of a facility at the time any hazardous substances were disposed; (iii) generators of hazardous substances that were released at such facility; and (iv) parties who arranged for the transportation of hazardous substances to such facility. The Company may be responsible under CERCLA for all or part of the costs to clean up sites at which hazardous substances have been released. Some states have similar provisions. In certain circumstances, neighbors and other third parties may file claims based on common law tort liability theories for personal injury and property damage allegedly caused by the release of hazardous substances at a CERCLA site.

     Resource Conservation and Recovery Act. The Company's operations may generate and result in the transportation, treatment and disposal of both hazardous and nonhazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state and local requirements. Although many of the Company's wastes are presently exempt from requirements applicable to hazardous wastes, legislation has been proposed in Congress from time to time that would reclassify certain oil and gas wastes as "hazardous wastes" under RCRA, which reclassification would make such solid wastes subject to much more stringent handling, transportation, storage, disposal and cleanup requirements. State initiatives to increase regulation of oil and gas wastes could have a similar impact.

     NORM. Oil and gas exploration and production activities have been identified as generators of naturally-occurring radioactive materials ("NORM"). Some states currently regulate the generation, handling and disposal of NORM due to oil and gas exploration and production activities. The Company does not believe that its compliance with such regulations will have a material effect on its operations or financial condition, but there can be no assurance in this regard.

 Safety Regulations

     OSHA. The Occupational Safety and Health Act of 1970, as amended, ("OSHA") establishes employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health

     Administration, and various record keeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards, safety in excavation and demolition work, and the handling of asbestos, may apply to the Company's operations.

 Oil and Gas Regulation

     The Federal government and various state and local governments have adopted, and the Company's operations are continuously affected by, numerous and complex laws and regulations related to exploration and drilling for and production, transportation and marketing of oil and natural gas. State and local laws and regulations usually cover such matters as permitting and spacing of wells, unitization and pooling of oil and gas properties, maximum and allowable production rates, environmental protection, pollution control, taxation, bonding and insurance, surface restoration, plugging and abandonment of wells, flaring of gas, underground injection of saltwater and oilfield wastes, gathering and transportation of oil and gas and other related matters. State laws and regulations regarding spacing, unitization and pooling often dictate whether and how much of the Company's leases will be entitled to participate in production from oil and gas wells in which the Company has invested. Local governments are becoming increasingly active in regulating oil and gas activities, especially activities such as the location, drilling and operation of oil and gas wells and the construction and operation of pipelines in or near populated areas.

     In 1992, the Federal Energy Regulatory Commission ("FERC-) issued Order No. 636, which generally required interstate pipelines to "unbundle" or separate their previously combined services for purchasing, transporting, selling, gathering and storing natural gas. Currently, producers sell gas at uncontrolled market prices. The Federal government and various state governments have adopted laws and regulations regarding the methods of calculating lease royalties, the time by which proceeds of production attributable to the interests of others must be paid by producers and the rights of producers to suspend payments for the proceeds of production attributable to others. Federal, state and local governments and their agencies are constantly revising the laws and regulations affecting the oil and gas industry. Such continuing revisions in Federal, state and local regulation could affect the operations of the Company.

     The Company's operations are subject to all of the risks normally incident to the production of oil and gas, including blowouts, mechanical failure, casing collapse, oil spills and fires, each of which could result in severe damage to or destruction of oil and gas wells, production facilities or other property, or injury to persons. The energy business also is subject to environmental hazards, such as oil spills, gas leaks, and ruptures and discharge of toxic substances or gases that could expose the Company to substantial liability due to pollution and other environmental damage. The Company maintains insurance coverage considered to be customary in the industry, either directly or through third party operators who are contractually obligated to provide insurance coverage. The Company may not, however, be fully insured against certain of these risks, either because such insurance is not available or because of high premium costs. The occurrence of a significant event that is not fully insured against could have a material adverse effect on the Company's financial position.

Oil and Gas Operations: (see also Management Discussion and Analysis)

     The Company realized from the sale of its production for the fiscal year ended March 31, 1999, $11.93 per barrel of oil and $1.86 per mcf of gas. The Company's average lifting cost was $.83 per BOE for the same period on the sale of 35,528.99 BOE.


                                    Percent
                                   Increase       Year Ended      Year Ended
                                  (decrease)    March 31, 1999   March 31, 1998
                                 ------------   --------------   --------------
Gas Production (mcf)                 137%          200,985            84,460
Oil Production (bbls)                115%          4162.53              1927
Barrel of Oil Equivalent           95.72%        37660.057             19241
Average Price of Gas (per mcf)      (9.8%)           $1.86             $2.06
Average Price of Oil (per bbls)    (31.3%)          $11.93            $17.20



Well Services Business:

     At the end of Fiscal Year 1999, the Company acquired Triton Wellhead & Manufacturing, Inc., a manufacturer of wellhead and valve devices serving primarily the oil and gas industry . The acquisition includes a 14,000 square foot manufacturing facility in Broussard, Louisiana, along with machine equipment, raw stock and finished product inventory, and engineering drawings for its product catalog. This transaction added approximately $925,000 in assets to the Company, and $388,000 in long term debt. An added benefit of this acquisition is the vertical integration aspect, whereby the Company can obtain these products for use on its own properties from Triton, ensuring availability and lower cost. The transaction was closed during the third quarter of the fiscal year end.

     The transfer of the ownership of Triton Wellhead & Manufacturing, Inc. has necessitated the recertification of the facility under American Petroleum Institute (API) guidelines in order to assure acceptance of its products in both U.S. and International markets. The facility has operated on a limited basis primarily completing work for the Company. The facilities have previously been certified and the Company expects to complete the process during the coming fiscal year, although there is no assurance that the certification will be issued for the facility.

Employees, Consultants and Contractors:

     The Company currently has four full-time employees mainly involved in the management, administration and investor relations aspects of the Company's business. Most of the engineering and geology for the Company's projects is performed by consulting firms, and the actual drilling, rework and other field operations performed on a project basis by contractors who bid for the work, the most cost-effective manner of operation, as the range of expertise and services required varies by project and time duration.

     Intermega Energy Ltd. employs 12-15 people in the Jakarta office and in the field there are approximately 60-70 people employed though a labor contract that work in the company's Indonesian fields.

     Cambridge Energy employs G & A International, Inc., a petroleum engineering firm in Lafayette, Louisiana, to perform all of the Company's engineering analysis and project design, drilling and rework supervision. In addition, G & A provide office space and support for the Company's office in Lafayette. Much of the engineering and geological analyses are reimbursed on a project basis pro rata by the working interest partners participating in each project. The Company also employs an oil and gas accounting firm, Investors Petroleum Consultants, Inc. in Lafayette, Louisiana, to provide accounting and disbursement reports on all of the lease and other royalty and working interest percentages of each of the company's projects as well as to prepare oil and gas production revenue disbursements.

Item 2.  Description of Properties

     The corporate offices of Cambridge Energy Corporation are in Cocoa, Florida, and consist of approximately 1200 square feet of office space owned by an officer and director of the Company. The Company has utilized this space since its inception. It has paid no lease payments on this space to date. As revenues increase the Company intends to either purchase or lease larger facilities for its headquarters at another location.

     The Company also maintains engineering offices in Lafayette, Louisiana, as part of its consulting contract with G & A International, Inc. for engineering services. The Company is obligated for a fee of $14,000 per month for the engineering services and office space and support, a portion of which it is reimbursed as engineering costs for each project are attributed to the working interest partners.

Current Oil and Gas Properties:

     Houma Field - Calvert & Todd No. 1 Well: A 12,500' gas well that Cambridge Energy drilled, completed and brought on line in Terrebonne Parish at Houma, Louisiana. The Company drilled this well at the end of 1997 on an assigned farmout from UNOCAL. The natural gas is being sold by contract to Eagle Natural Gas Company, and the oil/condensate is being sold to UNOCAL in accordance with their assigned farmout agreement with Cambridge Energy. The Company owns a 34.375% working interest in the well. Cambridge Energy is the operator of the well.

     During the last month of the fiscal year, Unocal undertook rework operations on the Calvert & Todd #13 well, in which the Company has a 4.70217% working interest. The recompletion was successful and the well has produced more than 250,000 mcf of gas and 12000 barrels of oil condensate since the recompletion. Unocal is the operator of this well. During the yeat, the Company acquired an additional 117 acres under lease next to its Calvert & Todd No. 1 well in Houma.

     Houma Field Continued Development: The Houma Field project initially consisted of two wells, one development well to be drilled to gas and oil/condensate that remain in reservoirs that produced in wells down dip from the Calvert & Todd No. 1 development well location or reservoirs that were productive by log analysis but never produced, and one well to be drilled to test the upthrown untested fault block on the acreage. The initial well, the Calvert & Todd No.1, described above, was a 12,500' normal pressured Krumbhaar Sand test drilled on the crest of a downthrown fault closure to produce bypassed pay in the First Krumbhaar Sand as well as recoverable reserves from as many as five partially depleted Krumbhaar gas sand reservoirs. There were also several Tex. W. and Big (3) Sands that were logged as pay in the new well. The second location is a proposal to test an upthrown fault closure on north dip for Krumbhaar Sands that lie between two proven productive fault blocks, updip to good sidewall core shows.

     The Formation Test of 4,000 PSI taken in the Krumbhaar 4 Sand during the drilling of Calvert & Todd No.1 indicates that a partial water drive has allowed this reservoir to re-pressure since the last production and a P/Z curve allows the determination of the remaining reserves in this sand. There was no pressure data taken in the Krumbhaar 3 Sand that logged 10' - 14' of net gas pay, nor in the Krumbhaar 1A Sand that logged 8' of net gas pay. The new well logged 28 feet of net gas pay with no known water level in the Big (3) No. 3 Sand at 11,536'. The 8950' Sand was shaled out. The Big (3) No.1 Sand that produced 15.3 billion cubic feet (BCF) in the Calvert & Todd No. 14-1 logged as productive and depleted with a possible low BHP. The Prentice and 1st Gaidry Sands as well as the 9600 Foot Sand in the Tex W. interval also logged as productive. There also appears to be production in other intervals that may add to reserves to the above mentioned reservoirs for a second well to be drilled through the Big (3) section at the optimum structural position on this feature. Completions in similar pays in the Big (3) and Tex W. intervals have had excellent recoveries in other wells in the Houma Field. The modern suite of logs that were run in the Calvert & Todd No. 1 well for porosity and shaley sand resolution (FDC-CNL, GR,
CAL) defined additional pay zones that have not been produced. A well drilled at the apex of this structure will penetrate several potential productive reservoirs that appear anomalous on electric logs of existing wells in the areas that were drilled in the 1950s and 1960s. Cambridge Energy plans at least one additional wells for its farmout properties at Houma to access proven reserves identified and logged during the drilling of the Calvert & Todd No. 1 well.

     Big Island Field: This is a 140 acre property Cambridge Energy has under lease in Rapides Parish, Louisiana, which includes an existing oil well known as the Floyd A-1 well. Geologically, the Floyd A-1 well is situated at the net oil's edge of a Hudson Sand channel and produces water along with the oil from this Wilcox Sand. As part of the continued development of the Big Island Field, this well will be enhanced by equipping it with a larger pump. Current production of Floyd A-1 well is 8-12 BOPD after some rework was accomplished in December 1997, which is sold to Scurlock Permian Corporation a subsidiary of Ashland, Inc. of Houston, Texas. Production is expected to increase to 15-17 BOPD with the larger equipment. The Wilcox formation throughout this region produces water along with the oil shortly after being placed on production. The amount of water increases in the later life of the wells. The Floyd A-1 well should produce for another 10-20 years. The Company purchased a salt water disposal well as part of the Big Island acreage that services the Floyd A-1 well and will service the two additional wells that the Company is preparing to drill on these properties.

     Big Island Field Continued Development. The Big Island and North Big Island Oil Fields of North Central Louisiana are located in Rapides and LaSalle Parishes, Louisiana. Production from these two fields is generated from the Wilcox formation of Eocene Age, and to a lesser degree from the lower Tuscaloosa formation. The Wilcox formation will be the primary target of the development drilling program currently planned by the Company. Production in this area was established in 1950 by Union Production Company, (now known as Pennzoil) who along with Crow Drilling & Production Company, were instrumental in developing these two large fields. There are 11 productive sands in each of these two fields that have produced nearly 30 million barrels of oil to date. The post production history, as well as the exploration techniques employed in drilling these fields by Union Production Company, and the recent infield drilling by other independent companies, suggest only a fraction of the oil has been discovered in or recovered from these two fields. The concept of horizontally infield drilling can be employed in this program as well as the targeting of untapped reservoirs in this region of established production. These efforts will concentrate on horizontally drilling an up dip direction to wells that have watered out and drilling a channel-sand type reservoir between wells that have ceased to produce because of premature water encroachment.

     The first well will be a 5,800' straight hole test drilled to the Hudson Sand reservoir, where the electric log and side wall cores will determine the net feet of oil pay in the drainage area of one or two horizontal wells. This evaluation well is also drilled to complete in the 5,200 Foot Sand that also produced in offset, down dip of this field. An additional well may be necessary during the producing life of the first straight hole to economically drain the entire remaining reserves in this sand. The initial straight hole well will evaluate the net oil thickness and other data for the first horizontal well project, and the requirement for a second horizontal well later in the productive life of the first horizontal well drilled.

     West Lake Arthur Field: This is a 352 acre oil producing property that Cambridge Energy has under lease in Jefferson Davis Parish, Louisiana . It includes an existing well bore that the Company intends to recomplete in new pay zones shown on the logs, as well as one new "sidetrack" well the Company intends to drill. The first project will be the Edgewater (TGT) Morgan Plantation No.1 well as a re-entry and re-completion project of a previously produced well. The well was originally drilled by Tennessee Gas Transmission in 1957. It is still completed in the original perforated interval and no additional work was done to alter this completion since that date. The Company has purchased this well bore and equipment from the land owners and owns the rights to the reservoirs to 13,500' by virtue of the lease agreement. A re-completion in this well bore will be only one of the revenue streams possible from the reservoirs under the lease block owned by the Company in this field. These evaluations will be made after this first well has been put on production. The Edgewater well bore has four zones that are productive by either down dip production history, core analysis and/or log analysis. The re-entry and workover will provide a five year moratorium of severance taxes that amounts to 12.5% of gross sales.

     The second well is planned to be directionally drilled from the plugged and abandoned Miller, Morgan Plantation No. 1 well. The well is planned to be a replacement well to the Tenneco, Morgan Plantation well that experienced collapsed casing after producing 428,683 barrels of oil from the 2nd Marg howei Sand. This directionally drilled well is planned so as to have 1,050' of horizontal displacement at the top of the 1st Marg howei Sand as seen at 12,775' in the Tenneco, Morgan Plantation No.1 well. The new well should be slightly high to the 2nd Marg howei completion in the Tenneco well. Tenneco had proposed a recompletion in the 1st Marg howei Sand but the collapsed casing prevented this operation. The fault block of interest has excellent productive sands from the log analysis and production histories of down dip wells. The Company expects to confirm four to five productive zones with this well. The re-entry and sidetrack procedure, as compared to drilling a new vertical hole, is approximately half the price and will provide a five year moratorium of severence taxes also which will pay for the cost of drilling and completing the well. An additional development well will have to be considered if the sidetrack hole confirms the presence of reserves as calculated from the study of the older well logs in this fault block.

     Cambridge Bayou Blue Field: This is an 80 acre oil producing property that the Company has under lease in Iberville Parish Louisiana. This property has three wells that are candidates for re-entry so as to workover and recomplete in zones that were not produced to their economic limits and were prematurely plugged during low oil prices in the 1960s. In addition to 7 productive sands that have produced oil and gas in the past, there are also other possible productive zones that have never been produced. One of the wells on the lease can be converted into a salt water disposal well.

     The Cambridge Energy lease is located on the southwest flank of the salt dome. The structural oil and gas trapping mechanism is truncation of the sediments against the impermeable salt plug in the deeper sediments and the shallow sediments are draped across the top of the salt plug. Salt domes have historically been the most prolific oil fields in South Louisiana. The Bayou Blue Field is not an exception. The Cambridge lease has previously produced over
1.2 million barrels of oil.

     Cambridge Energy's approach to re-developing this field is to drill one well up dip to the well known as the Grief Brothers No. 3 well and putting the Grief Brothers No. 3 well and the Grief Brothers No. 4 well back on production by re-entry into these existing well bores. The Grief Brothers No. 2 well could then be re-completed at a later date, depending upon production results from the other wells. This project is projected to produce up to 250 BOPD and access over 1 million barrels of proven reserves.

     Cambridge Arnaudville Field. This is a 312 acre gas and oil/condensate property Cambridge Energy has under lease in St. Martin Parish, Louisiana. Initial project plans call for two development wells to be drilled to reserves that remain in reservoirs that previously produced down dip from the prospective development well location or shown productive by log analysis. The initial well is a 10,400' normal pressured Tweedel Sand test updip from a well that produced form the Nodosaria 3 Sand as well as from the Homeseekers "B" and 9,400 Foot Sand. The main objective is the Nodosaria 3 Sand that produced in the down dip Slick Oil Company, Singleton No. 1 well. Cores from the down dip well indicate an oil level in this reservoir that will result in a low gas-oil ratio. The production from this down dip well was probably curtailed as the bottom hole location at this Nodosaria 3 Sand depth was drilled very near the fault. This project is projected to produce up to 4.6 BCF of gas and 172 thousand barrels of oil.

     The initial development well is to be drilled so as to be 1,650 feet east of the Singleton No. 1 well. The up dip bottom hole location in the Nodosaria 3 Sand should provide 20 feet of net gas/oil condensate pay with a possible oil level. There should be no water level as the well should be 22-25 feet high as mapped. The Tweedel Sand should log 15-40 feet of pay with a possible oil and water level. The second development well, Arnaudville Field-West Prospect is to the west in a downthrown fault block. This is a well to be drilled updip to reservoirs that produced in this separate fault block. These sands will also produce gas condensate reserves.

     The SE Crescent Field: There is existing well, the A. Wilbert's Sons, L.L.C. No 1. well was drilled by Bishop Petroleum, Inc. in January 1982. The well logged pay in the Miogyp. Sand and a Repeat Formation Test confirmed this zone to be gas productive. This horizon produces oil in the Sullivan's Lake Field to the west as well as in two established fields to the east of the Bishop well. The low gas prices at this time may have been a determining factor in the well not being completed in this gas sand. The reservoir may very well have an oil column downdip. The Anson, S. Jones No. 1 well is 2,500' away and 70 feet downdip to the Bishop well. A mid-point between these two wells provides a reservoir area of approximately 296 acres from the re-entry well. The drainage acreage to the downdip well, where the highest known water level is logged, is 485 acres. The log of the Bishop Petroleum well indicates 8-10 feet of gas. The downdip well indicates 10-15 feet of sand that appears to be more porous than the well to be re-entered which could provide for more accumulation of hydrocarbons than indicated. The Miogyp. Sand is the objective sand in the well at 11,652 feet which a sand at 22 feet of thickness.

     Linda A, C/G Field: This field is located on Mainland, Irian Jaya Province, Indonesia. The field was originally discovered and operated by PERTAMINA Unit EP-V in 1971. In 1977, the Linda-A structure had been found and drilled and oil was located at the LDA-2 well. Further exploration was carried out in 1979 and a total of eleven wells have been drilled in the Linda A reef. In 1982 , more extensive exploration activity resulted in the discovery of Textularis II in the Linda-C structure. Well LDC-2 was drilled in 1985 and oil was found in the Kais formation. A total of five wells have been drilled. The Linda-G reef was also discovered in 1985 and a total of 4 wells have been drilled.

     Sele Field: This field is located on Mainland, Irian Jaya Province, Indonesia. The field was originally discovered in 1954 with the drilling of well S-41 to a depth of 769 meters. Further development resulted in two other successful wells, S-44 and S-48. Seismic surveys were conducted in 1973 and 1975 and SS-1 was drilled. Located to the southern part of the Sele reef, SS-1 produced oil. In 1978 a drilling program was initiated and three successful wells were added including: SP-1, SP-3 and SP-4. Sele Field is pinnacle reef development built-up on the Kais platform limestone. A total of 12 wells are currently producing. The Sele reservoir of Cambridge's Sabaku Field is located on Salawati Island, Irian Jaya Province, Indonesia. The field was originally discovered by Phillips Petroleum Indonesia in 1974. Well TBN-1 was drilled and tested at a rate approaching 12,186 BOPD. After an eight-day test in December 1975 the water cut increased from dry oil to 80% which could have been caused by the high rate of production. The field has not been developed further.

     Salawati Fields A, C, E, and F: These fields are located on Salawati Island, Irian Jaya Province, Indonesia. The field was originally discovered by Phillips Petroleum Indonesia in 1975. The Salawati A structure was the first commercial oil field on the island. Oil production started in November 1977 from wells A-1, A-2, A-3 and A-4. Currently three wells A-2, A-7 and A-8 are still producing. A major amount of the field's oil has been produced by well A-2, which still dominates present production. This field has no initial free gas cap. The area extent of the field is approximately 182 feet. Oil production commenced in Salawati C Field from well C-2 in November 1977. The well is still producing with gas lift system at a rate of approximately 225 bopd. This field has no initial free gas cap. The field area extent is approximately 180 acres with a range net oil column thickness of 225 feet. Salawati E Field was discovered when drilling E-1 and has been producing since January 1972. Two of the five wells are still producing with Reda pumps at a rate of approximately 30 to 40 BOPD and fluid production of about 800-1200 Barrels of Fluid Per Day
(BFPD) per well. The field area extent is approximately 171 acres. Salawati F Field commenced production of well F-1 in December 1977. The well was the only well drilled and is still producing with gas lift. The field area extent is approximately 33 acres with a range net oil pay thickness of 177 feet.

Item 3.  Legal Proceedings

     The Company is not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

                                     PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

     (a) Market Information

     The Company's common stock is listed on the OTC Bulletin Board of the NASD, and began trading on November 24, 1997. The high and low bid prices since the quarter then ending March 31, 1999, are as follows:

Quarter Ending:

                                             Bid

                                    High              Low

March 31, 1998                      1 1/8              1 1/8
June 30, 1998                       1 7/8              1
September 30, 1998                  1 1/2              3/4
December 31, 1998                   1 1/16             .81
March 31, 1999                        7/8              5/16

     These bid prices were obtained from Prophet Information Services, Inc. and do not necessarily reflect actual transactions, retail mark-ups, mark-downs or commissions. The transactions include inter-dealer transactions.

     (b) Holders

     As of March 31, 1999, the number of holders of the Company's common shares was 123.

     (c) Dividends

     There are presently no material restrictions that limit the ability of the Company to pay dividends on common stock. The Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.



Item 6. Management's Discussion and Analysis of Financial Condition And Results of Operation

     The Company is engaged in engaged in the exploration and development oil and natural gas reserves through the acquisition and development of properties primarily with proven reserves. The Company's ability to grow shareholder value through growth of assets, earnings and cash flows if dependent on its ability to acquire and development commercial quantities of oil and natural gas that can be produced and marketed at a profit. Product prices, primarily crude oil, dropped significantly during the Company's fiscal year. This drop is adversely affected the revenues and cash flows of the company as well as most companies in the industry. An additional effect of this significant drop in prices has been the reduction of exploration and development budgets of major oil companies and independents, causing reduction or elimination of new ventures, work force reductions and reorganizations. Such changes may result in a decrease in the ability of the Company to solicit industry partners to participate in projects undertaken by Cambridge Energy Corporation on a promoted basis. They have resulted in some delays by partners in making partner contributions putting additional demands on the Company's cash flow.


     Although product prices have started to recover, company budgets are generally created on a fiscal year basis, so management believes that a general industry wide recovery will take well into the first part of calendar year 2000 to achieve any meaningful levels.

     Company management has used this period to put in place the initial elements of its growth strategies so that it can maximize the positive results from the recovery of the industry including:

     1. To actively pursue acquisition of significant producing properties with development potential which can be exploited with lower cost and with lower risk than unproven prospects;

     2. The selection, engineering review and rework of workover prospects on existing properties to maximize production from existing assets;

     3. To continue to solicit institutional and industry partners for promoted transactions as well as increasing equity and long financing to support this expanded level of projects and operations;

     4. To significantly add to the company's technical capabilities through the selective addition of technical personnel and the development and acquisition of advanced reservoir and engineering software.


     Management believes that this plan will position the Company to take advantage of opportunities that it expects to occur as the industry recovers from the recent period of low prices. While management believes that it has worked toward the successful completion of this plan, there can be no assurance that the intended results will be achieved or that funds will be available to accomplish the plan.

Results of Operations

Twelve  months  ended March 31, 1999  compared to twelve  months ended March 31,
1998

     The Company recorded net loss of $843,493 for the year ended March 31, 1999
(FY99) down from $1,016,531 for the year ended March 31, 1998. Revenues increased to $562,026 over $127, 188 the previous year due to the increase in U.S. production and to service income and international production added toward the end of the fiscal year.. General and Administrative expenses increased to $1,078,481 over $237,528 for the previous year due to increases in current depreciation expenses to $181,340 and consulting fees to $421,600. The increase in consulting fees was substantially the result of increased engineering activities associated with acquisitions and proposed acquisitions and to certain consulting fees paid to a former director as part of a settlement package.

     The Company realized some added gains in production during the year due to added production period resulting in the following:

                                       Percent              Year Ended
                                       Increase              March 31,
                                      (Decrease)       1998           1999
                                      ----------       ----           ----
Gas Production (Mcf)                     137%         84,460         200,985
Oil Production (bbls)                    115%          1,927           4,163
Barrel of Oil Equivalent               95.76%         19,241          37,660
Average Price of Gas (per mcf)          (9.8%)         $2.06           $1.86
Average Price of Oil (per bbls)        (31.3%)        $17.20          $11.93


     Based upon increases in the prices of oil and gas since the end of the fiscal year, management expects that prices received for the Company's products during the next fiscal year will be higher.

     Due to industry conditions and resulting delays in partner contributions, the Company's drilling program proceeded at a slower pace than expected through the engineering phase and the Company expects to have drilling operations under this program underway during the third quarter of the current fiscal year. In addition to the SE Crescent Property added during FY99, the Company expects to increase it acquisition activity during the current fiscal year.

Liquidity:

     The Company expects to finance its future acquisition, development and exploration activities through cash flow from operating activities, various means of corporate and project finance and through the issuance of additional securities. In addition the Company expects to continue to subsidize drilling activities through the sale of participation to industry partners on a promoted basis, whereby the Company working interests in reserves and production greater than its proportionate share capital costs.

     During Fiscal Year 1999 the Company raised additional capital in the amount of $335,000 through private sale of preferred shares. Based upon acquisitions currently in negotiation, the Company expects to begin negotiations for the placement of a significant financial institution credit facility or other structured debt facility during the coming fiscal year. This would provide additional funds for expansion to consistent with the Company growth strategy. Although management believes that this will be accomplished during the current fiscal year, there can be no assurance that such a facility will be forthcoming or that sufficient funds will be available to meet the requirements of the Company's growth strategy.


Material Commitments for Capital Expenditures:

     The Company has made no material commitments for these future projects other than to acquire and pay for the respective leases. Each drilling and/or rework project is stand-alone and although the Company is in constant discussion with prospective working interest partners on each potential project, commitments for the actual drilling or rework and site preparation operations are generally not made for each project until the Company has received the funds from its working interest partners and the funds for its portion of the working interest are in place. The leases the Company holds are renewable annually unless "held by production". If the leased property has a producing well that is providing royalty payments to the leaseholders, then annual lease payments and renewals are not required. Cambridge Energy strives to accomplish the drilling or rework planned for each property within the year first leased. When that does not occur however, management reviews the potential of each property as its leases come up for renewal and makes a decision whether or not to renew each lease in light of the Company's business planning at that time. During FY99, the Company had $181,340 in lease depreciation expenditures.

     The company has committed to provide $750,000 in final payment for the purchase of Indonesian production now under contract, which was due on or before January 4, 1999. The transaction was closed with the exchange of stock between the Company and the owners of the company which owned the production. Although the certain monies have been paid on behalf of the transaction, the Company is obligated to pay additional amounts to the sellers as a part of the transaction. The Company has under negotiation several facilities to provide these funds however, it does not have a commitment in place and there is no assurance when a commitment will be forthcoming.


Item 7.  Selected Financial Data.

     The necessay financial information needed is not available from the Company's certified public accountant due to the acquisition of a forein subsidiary, Intermega Energy, PTE, LTD. Although Intermega was audited through the previous fiscal year, the certified public accountant are still working with Intermega to finish the audit of this current fiscal years financials.


Item 8. Changes in and Disagreements with Accountants on Accounting And Financial Disclosure.

     None.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

     (a) Identification of Directors and Executive Officers.

     (1)                  (1)                (2)                (3)
     Name                 Age               Term*              Served

Perry Douglas West                         Elected             Since
Chairman and CEO           52              Annually          Inception



     *All directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

     The following is a brief description of the business background of the directors and executive officers of the Company:

     Perry Douglas West co-founded the Company in April 1996, and has served as Chairman of the Board, President and Chief Executive Officer since its inception. He was Chairman and Chief Executive Officer of Interactive Technologies Corporation (ITC) from 1995 until January 1998. ITC is a developer and producer of television, interactive television and interactive digital media programming. Mr. West co-founded American Financial Network in 1985, which operated a national computerized mortgage loan origination network. He served as Executive Vice President/Director and General Counsel of this publicly traded company from 1985 to 1991. He was also previously a partner in the consulting firm of Cambridge Equity, Inc., which structured oil and gas projects in Indonesia. Mr. West has practiced law in Florida since 1974, representing various business institutions in the financial, computer, natural resources and general business industries and international transactions. He was graduated with a Bachelor of Arts degree from The Florida State University in 1968 and with a Juris Doctorate degree from The Florida State University College of Law in 1974.

     There are no other significant employees of the business, and there are no family relationships among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers. None of the Company's directors, executive officers or nominees for such office have been involved in any legal proceedings related to bankruptcy of an entity where they held such positions; nor charged or convicted in any criminal proceedings; nor subject to any order, judgment, or decree permanently or temporarily enjoining, barring, suspending or other wise limiting their involvement in any type of business, securities or banking activities; nor found in any manner whatsoever to have violated a federal or state securities or commodities law.

Item 10.  Executive Compensation

     Cash Compensation:

     The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the periods indicated to its directors and executive officers:


                           SUMMARY COMPENSATION TABLE


Name & Position         Fiscal Year      Salary      Bonus    Other Compensation

Perry D. West               1997(1)        -0-        -0-               -0-
Chairman/CEO                1998(2)     $40,615       -0-             $45,000
                            1999(3)     $55,385       -0-               -0-


1)April 9, 1996 (Inception) - March 31, 1997

2)April 1, 1997 - March 31, 1998

3)April 1, 1998 - March 31, 1999

     Mr. West has an Executive Compensation Agreement in effect with the Company, approved by the Board of Directors. This Agreement is for a five year term, and is incentive based over and above the basic salary of $150,000 per annum for Mr. West. Salary increases are based on gross revenue achievements. The first two full fiscal years' gross revenue goals for salary increases are $4,000,000, and $8,000,000 respectively. Third, Fourth and Fifth year gross revenue goals will be set by the Board of Directors prior to the beginning of those years. Additional benefits include medical and dental coverage for Mr. West and family; disability coverage; vacation; automobile or allowance for automobile; and a death benefit. Mr. West is also entitled to participate in the Company's Key Employee Stock Option Plan which has been authorized by the Board of Directors but not implemented as of the fiscal year ended March 31, 1998. Mr. West will also be entitled to participate in the Company's 401(K) retirement plan, which the Company intends to offer to its employees. This employment contract may be terminated for cause, and it provides for payments to the executive in the event there is a change of control of the Company which adversely affects their employment. Mr. West has agreed to defer all or partial salary and other benefits from his compensation agreements during fiscal years ended March 31, 1998 and 1999.

     The following table sets forth the options granted during the last three fiscal years to each of the directors and executive officers:

 Option/SAR Grants in Last Fiscal Year   (Individual Grants):

                       Number of       Percent of total
                       Securities        Options/SARs
                       Underlying          granted to                Exercise or
                      Options/SARS       employees in    base price   Expiration
        Name            Granted           fiscal year    ($/Share)       date
       -----          ------------     ----------------  ----------  -----------

Perry D. West          1,000,000             16.7           $ .50      6/9/02
                       1,000,000             16.7           $1.00      6/9/02
                       1,000,000             16.7           $1.50      6/9/02

Lee M. Payne(*)        1,000,000             16.7           $ .50      6/9/02
                       1,000,000             16.7           $1.00      6/9/02
                       1,000,000             16.7           $1.50      6/9/02

     *Mr. Payne has released these rights. (See Item 12 below)

     No options granted to the directors and executive officers were exercised during the fiscal year ended March 31, 1998 and 1999.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

         (a)      Security Ownership of Certain Beneficial Owners

--------------------------------------------------------------------------------
(1)            (2)                      (3)                      (4)
Title of       Name and Address         Amount and Nature        Percent of
Class          of Beneficial Owner      of Beneficial Owner      Class
--------------------------------------------------------------------------------

Common       Lee M. Payne               Former Executive Vice
             1295 Rockledge Drive       President/Director
             Rockledge, Florida 32955   3,192,393 Shares*        38.3


         (b)      Security Ownership of Management

         The following table sets forth the share holdings of the Company's directors and executive officers as of March 31, 1998, with these computations based upon 8,334,786 shares of common stock being outstanding, and no options granted being exercised.
--------------------------------------------------------------------------------
(1)            (2)                      (3)                      (4)
Title of       Name and Address         Amount and Nature        Percent of
Class          of Beneficial Owner      of Beneficial Owner      Class
--------------------------------------------------------------------------------

Common       Perry Douglas West         Chairman and CEO         38.3
             P.O. Box 1656              3,192,393 Shares*
             Cocoa, Florida 32923

Common       Lee M. Payne
             1295 Rockledge Drive
             Rockledge, Florida 32955   3,192,393 Shares**       38.3

Common       Officers and Directors
             as a Group                 6,384,786 Shares         76.6

* Mr. West has options to purchase 1,000,000 shares of the Company's Common Stock at $.50; 1,000,000 shares at $1.00; and 1,000,000 shares at $1.50 any time within sixty months of June 9, 1997 when the options were granted.

**After Mr. Payne, a former officer and director of the company resigned, several agreements were entered into between the Company, Mr. Payne and Mr. West. The Company entered into a share purchase agreement with Mr. Payne dated October 15, 1998, for the purchase of 1,000,000 shares of common stock over a five year period for a total purchase price of $400,000. On October 7, 1998, the Company entered into a Consulting Agreement with Mr. Payne agreeing for the payment of $5,000.00 per month for consulting services up to a total of $400,000. It was agreed that all payments made to Mr. Payne under the Consulting Agreement referenced above would be considered payment of stock under the share purchase agreement. In addition, Mr. Payne and Mr. West entered into a share purchase agreement dated October 15, 1998 for the purchase by Mr. West of an additional 2,000,000 shares of Mr. Payne's stock over a period of five years with 500,000 shares to be purchased at $0.50 per share, 500,000 shares purchased at $0.75 per share, 500,000 shares purchased at $1.00 per share and 500,000 shares purchased at $1.25 per share.


     Management has no knowledge of the existence of any arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12.  Certain Relationship and Related Transactions

     Shareholder Loans. During the fiscal year ending March 31, 1999, the executive officer and director of the Company, Mr. West, made shareholder loans to the Company for operating expenses totaling $55,400, for a total outstanding shareholder loans of $92,134. These amounts were initially loaned at no interest, and will be reimbursed at such time as cash flow permits.

     Other Material Transactions. With the exception of the Executive Compensation Agreements and the Executive Stock Option Agreements of Mr. West and Mr. Payne, there have been no material transactions, series of similar transactions or currently proposed transactions to which the Company or any officer, director, their immediate families or other beneficial owner is a party or has a material interest in which the amount exceeds $60,000.

                                     PART IV

Item 13.  Exhibits, Financial Statement Schedules  and Reports on Form 8-K

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CAMBRIDGE ENERGY CORPORATION


Dated: August 20, 1999                 By:  /s/ Perry West
                                       -------------------
                                         Perry Douglas West
                                         Chairman and Chief Executive Officer