Form 10KSB/A
period 1999-03-31
CAMBRIDGE ENERGY CORP
filed 1999-10-21
CIK 1041633

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1
(Mark One)

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

     State issuer's revenues for its most recent fiscal year. $562,026

     State The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a
specified date within the past 60 days:   $2,940,023

     As of March 31, 1999 there were outstanding 11,634,827 shares of Cambridge Energy Corporation's common stock, par value $.0001 per share.

                          CAMBRIDGE ENERGY CORPORATION
                     Form 10-KSB Report for the Fiscal Year
                              Ended March 31, 1999

                                TABLE OF CONTENTS


                                                                         Page



                                     PART I

Item 1. Business .......................................................  2

Item 2. Properties .....................................................  8

Item 3. Legal Proceedings ..............................................  11

Item 4. Submission of Matters to a Vote of Security Holders ............  12



                                     PART II

Item 5. Market for Registrant's Common Stock and
          Related Stockholder Matters ..................................  12

Item 6. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..........................  12

Item 7. Selected Financial Data ........................................  14

Item 8. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ..........................  34



                                    PART III

Item 9. Directors and Executive Officers of the Registrant ............   35

Item 10. Executive Compensation ........................................  36

Item 11. Security Ownership of Certain Beneficial
          Owners and Management ........................................  37

Item 12. Certain Relationships and Related Transactions ................  38



                                     PART IV

Item 13. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K ..........................................  39

SIGNATURE ..............................................................  40

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

          Technical Assistance Contract/Contract Area: Salawati A, D and Sabaku. ownership by INTERMEGA of the Technical Assistance Contract/Contract Area: Salawati A, D and Sabaku, originally between Perusahaan Pertambangan Dan Gas Bumi Negara (Pertamina) and PT. Siddhakarya Pilona Sabaku dated January 9, 1995. This contract area covers 5.97 sq Km for Salawati "A" and "D" and .50 sq Km for Sabaku.

          Technical Assistance Contract/Contract Area: Salawati C, E, F and N. ownership by INTERMEGA of the Technical Assistance Contract/Contract Area:
     Salawati C, E, F and N, originally between Perusahaan Pertambangan Dan Gas Bumi Negara (Pertamina) and PT. Siddhakarya Pilona Salawati dated January 9, 1995. This contract area covers 23.05 sq. Km.

          Technical Assistance Contract/Contract Area: Linda A, C/G Sele. ownership by INTERMEGA of the Technical Assistance Contract/Contract Area:
     Linda A, C/G Sele, originally between Perusahaan Pertambangan Dan Gas Bumi Negara (Pertamina) and Intermega Linda Sele Pte Ltd. This contract area covers 12.35 sq. Km.

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

 Joint Operations With Others; Non-Operator Status

     The Company owns less than 100% of the working interest in some of its oil and gas properties. Operations on such properties are likely to be conducted jointly with other working interest owners. Joint operating arrangements are customary in the oil and gas industry and are generally conducted pursuant to a joint operating agreement, whereby a single working interest owner is designated the operator. At present, the Company is the operator of the majority of its oil and gas properties. The Company is also a non-operating working interest owner in other wells. For properties where the Company owns less than 50% of the working interest, drilling and operating decisions may not be entirely within the

Company's control. If the Company disagrees with the decision of a majority of working interest owners, it may be required, among other things, to postpone the proposed activity, relinquish or farm-out its interest or decline to participate. If the Company declines to participate, it might be forced to relinquish its interest or may be subject to certain non-consent penalties, as provided in the applicable operating agreement. Such penalties typically allow participating working interest owners to recover from the proceeds of production, if any, an amount equal to 200%-500% of the non-participating working interest owner's share of the cost of such operations.

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

     The primary environmental, statutory, regulatory and safety regulations that affect the Company's operations include:

     Oil Pollution Act and Clean Water Act. The Oil Pollution Act of 1990 ("OPA") amends certain provisions of the Federal Water Pollution Control Act of 1972, commonly referred to as the Clean Water Act ("CWA"), and other statutes as they pertain to the prevention of and response to oil spills into navigable waters. Under OPA, a person owning a facility or equipment from which there is a discharge or threat of a discharge of oil into or upon navigable waters and adjoining shorelines is liable as a "responsible party" for removal costs and damages. Federal law imposes strict, joint and several liabilities on facility owners for containment and clean-up costs and certain other damages, including natural resource damages, arising from a spill. Responsible parties under OPA include owners or operators of on-shore or offshore drilling facilities. OPA requires responsible parties to maintain proof of financial responsibility to cover some portion of the cost of a potential spill and to prepare an oil spill contingency plan. Failure to comply with these requirements or inadequate cooperation in a spill event may subject a responsible party to civil or criminal enforcement action. The CWA and similar state laws regulate the discharge of pollutants, including dredged or fill materials, to waters of the United States, including wetlands. A permit is required for such discharges, and permit requirements may result either in operating limitations or treatment requirements.

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

     In 1992, the Federal Energy Regulatory Commission ("FERC") issued Order No. 636, which generally required interstate pipelines to "unbundle" or separate their previously combined services for purchasing, transporting, selling, gathering and storing natural gas. Currently, producers sell gas at uncontrolled market prices. The Federal government and various state governments have adopted laws and regulations regarding the methods of calculating lease royalties, the time by which proceeds of production attributable to the interests of others must be paid by producers and the rights of producers to suspend payments for the proceeds of production attributable to others. Federal, state and local governments and their agencies are constantly revising the laws and regulations affecting the oil and gas industry. Such continuing revisions in Federal, state and local regulation could affect the operations of the Company.

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



Well Services Business:

     At the end of Fiscal Year 1999, the Company acquired Triton Wellhead & Manufacturing, Inc., a manufacturer of wellhead and valve devices serving primarily the oil and gas industry. The acquisition includes a 14,000 square foot manufacturing facility in Broussard, Louisiana, along with machine equipment, raw stock and finished product inventory, and engineering drawings for its product catalog. This transaction added approximately $925,000 in assets to the Company, and $388,000 in long term debt. An added benefit of this acquisition is the vertical integration aspect, whereby the Company can obtain these products for use on its own properties from Triton, ensuring availability and lower cost. The transaction was closed during the third quarter of the fiscal year end.

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

     During the last month of the fiscal year, Unocal undertook rework operations on the Calvert & Todd #13 well, in which the Company has a 4.70217% working interest. The recompletion was successful and the well has produced more than 250,000 mcf of gas and 12000 barrels of oil condensate since the recompletion. Unocal is the operator of this well. During the year, the Company acquired an additional 117 acres under lease next to its Calvert & Todd No. 1 well in Houma.

     Houma Field Continued Development: The Houma Field project initially consisted of two wells, one development well to be drilled to gas and oil/condensate that remain in reservoirs that produced in wells down dip from the Calvert & Todd No. 1 development well location or reservoirs that were productive by log analysis but never produced, and one well to be drilled to test the up-thrown untested fault block on the acreage. The initial well, the Calvert & Todd No.1, described above, was a 12,500' normal pressured Krumbhaar Sand test drilled on the crest of a downthrown fault closure to produce bypassed pay in the First Krumbhaar Sand as well as recoverable reserves from as many as five partially depleted Krumbhaar gas sand reservoirs. There were also several Tex. W. and Big (3) Sands that were logged as pay in the new well. The second location is a proposal to test an upthrown fault closure on north dip for Krumbhaar Sands that lie between two proven productive fault blocks, updip to good sidewall core shows.

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

     West Lake Arthur Field: This is a 352 acre oil producing property that Cambridge Energy has under lease in Jefferson Davis Parish, Louisiana. It includes an existing well bore that the Company intends to recomplete in new pay zones shown on the logs, as well as one new "sidetrack" well the Company intends to drill. The first project will be the Edgewater (TGT) Morgan Plantation No.1 well as a re-entry and re-completion project of a previously produced well. The well was originally drilled by Tennessee Gas Transmission in 1957. It is still completed in the original perforated interval and no additional work was done to alter this completion since that date. The Company has purchased this well bore and equipment from the land owners and owns the rights to the reservoirs to 13,500' by virtue of the lease agreement. A re-completion in this well bore will be only one of the revenue streams possible from the reservoirs under the lease block owned by the Company in this field. These evaluations will be made after this first well has been put on production. The Edgewater well bore has four zones that are productive by either down dip production history, core analysis and/or log analysis. The re-entry and workover will provide a five year moratorium of severance taxes that amounts to 12.5% of gross sales.

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

     Linda A, C/G Field: This field is located on Mainland, Irian Jaya Province, Indonesia. The field was originally discovered and operated by PERTAMINA Unit EP-V in 1971. In 1977, the Linda-A structure had been found and drilled and oil was located at the LDA-2 well. Further exploration was carried out in 1979 and a total of eleven wells have been drilled in the Linda A reef. In 1982, more extensive exploration activity resulted in the discovery of Textularis II in the Linda-C structure. Well LDC-2 was drilled in 1985 and oil was found in the Kais formation. A total of five wells have been drilled. The Linda-G reef was also discovered in 1985 and a total of 4 wells have been drilled.

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



Item 6. Management's Discussion and Analysis of Financial Condition And Results of Operation

     The Company is engaged in the exploration and development oil and natural gas reserves through the acquisition and development of properties primarily with proven reserves. The Company's ability to grow shareholder value through growth of assets, earnings and cash flows is dependent on its ability to acquire and develop commercial quantities of oil and natural gas that can be produced and marketed at a profit. Product prices, primarily crude oil, dropped significantly during the Company's fiscal year. This drop has adversely affected the revenues and cash flow of the company as well as most companies in the industry. An additional effect of this significant drop in prices has been the reduction of exploration and development budgets of major oil companies and independents, causing reduction or elimination of new ventures, work force reductions and reorganizations. Such changes may result in a decrease in the ability of the Company to solicit industry partners to participate in projects undertaken by Cambridge Energy Corporation on a promoted basis. They have resulted in some delays by partners in making partner contributions, thus putting additional demands on the Company's cash flow.

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

Results of Operations

Twelve months ended March 31,1999 compared to twelve months ended March 31,1998

     The Company recorded a net loss of $1,270,322 for the year ended March 31, 1999 up from $1,016,531 for the year ended March 31, 1998. Revenues increased to $562,026 over $127,188 the previous year due to the increase in U.S. production, service income and international production added toward the end of the fiscal year. General and Administrative expenses increased to $1,494,120 over $237,528 for the previous year due to increases in current depreciation expenses to $181,340 and consulting fees to $421,600. The increase in consulting fees was substantially the result of increased engineering activities associated with acquisitions and proposed acquisitions and to certain consulting fees paid to a former director as part of a settlement package.

     The Company realized some added gains in production during the year due to an added production period resulting in the following:

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


     Based upon increases in the prices of oil and gas since the end of the fiscal year, management expects that prices will continue to increase and revenue received for the Company's products will be higher during the next fiscal year.

     Due to industry conditions and resulting delays in partner contributions, the Company's drilling program proceeded at a slower pace than expected through the engineering phase and the Company expects to have drilling operations underway during the third quarter of the current fiscal year. In addition to the SE Crescent Property added during the fiscal year, the Company expects to increase its acquisition activity during the current fiscal year.

Liquidity:

     The Company expects to finance its future acquisition, development and exploration activities through cash flow from operating activities, various means of corporate and project finance and through the issuance of additional securities. In addition, the Company expects to continue to subsidize drilling activities through the sale of participation to industry partners on a promoted basis, whereby the Company's working interests in reserves and production are greater than its proportionate share capital costs.

     During Fiscal Year 1999 the Company raised additional capital in the amount of $335,000 through private sale of preferred shares. Based on acquisitions currently in negotiation, the Company expects to undertake the placement of a significant financial institution credit facility or other structured debt facility during the coming fiscal year. This would provide additional funding for expansion to be consistent with the Company growth strategy. Although management believes that this will be accomplished during the current fiscal year, there can be no assurance that such a facility will be forthcoming or that sufficient funds will be available to meet the requirements of the Company's growth strategy.


Material Commitments for Capital Expenditures:

     The Company has made no material commitments for these future projects other than to acquire and pay for the respective leases. Each drilling and/or rework project is stand-alone and although the Company is in constant discussion with prospective working interest partners on each potential project, commitments for the actual drilling or rework and site preparation operations are generally not made for each project until the Company has received the funds from its working interest partners and the funds for its portion of the working interest are in place. The leases the Company holds are renewable annually unless "held by production". If the leased property has a producing well that is providing royalty payments to the leaseholders, then annual lease payments and renewals are not required. Cambridge Energy strives to accomplish the drilling or rework planned for each property within the year first leased. When that does not occur, management reviews the potential of each property as its leases which have come up for renewal and makes a decision whether or not to renew each lease in light of the Company's business planning at that time. During fiscal year 1999, the Company had $181,340 in lease depreciation expenditures.

     The Company has committed to provide $750,000 in final payment for the purchase of Indonesian production now under contract, which was due on or before January 4, 1999. The transaction was closed with the exchange of stock between the Company and the owners of the company that owned the production. Although the certain monies have been paid on behalf of the transaction, the Company is obligated to pay additional amounts to the sellers as a part of the transaction. The Company has under negotiation several facilities to provide these funds however, it does not have a commitment in place and there is no assurance when a commitment will be forthcoming.

Item 7.  Selected Financial Data.




                            Turner, Stone & Company
                      12700 Park Central Drive, Suite 1610
                              Dallas, Texas 75251



                          Independent Auditor's Report


Board of Directors and Stockholders
Cambridge Energy Corporation
    and subsidiaries
Cocoa, Florida


We have audited the accompanying consolidated balance sheets of Cambridge Energy Corporation and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cambridge Energy Corporation and subsidiaries at March 31, 1999 and 1998, and the consolidated results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The Supplementary Information Regarding Oil and Gas Producing Activities on pages 19 through 22 is not a required part of the basic consolidated financial statements but is supplementary information required by the Financial Accounting Standards Board. We have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the supplementary information. However, we did not audit the information and express no opinion on it.



/s/ Edward L. Turner
--------------------
Certified Public Accountants
October 11, 1999

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL INFORMATION
                                 FOR THE PERIOD
                             MARCH 31, 1999 AND 1998



                                 C O N T E N T S



AUDITOR' REPORT ........................................................  14

CONSOLIDATED BALANCE SHEETS ............................................  17-18

CONSOLIDATED STATEMENTS OF OPERATIONS
      AND COMPREHENSIVE INCOME .........................................  19

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY ........................  20

CONSOLIDATED STATEMENTS OF CASH FLOWS ..................................  21

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .............................  23-30

SUPPLEMENTARY INFORMATION REGARDING
  OIL AND GAS PRODUCING ACTIVITIES .....................................  31-33

                         CAMBRIDGE ENERGY CORPORATION
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 1999 AND 1998



                                    Assets

                                                     1999           1998
                                                ------------   ------------
Current assets:

      Cash                                      $    33,211    $    12,139
      Accounts receivable, trade                    357,622        114,039
      Joint interest billings receivable                  -        173,402
      Inventory, materials and supplies             216,617              -
      Prepaid expenses                              395,808         27,987
      Marketable equity securities,
          at fair value                              18,750         24,525
                                                ------------   ------------
            Total current assets                  1,022,008        352,092
                                                ------------   ------------
Property and equipment, net of $43,488 and
   $1,265 of accumulated deprecation              1,132,885         45,259
                                                ------------   ------------
Oil and gas properties, accounted for
     using the successful efforts method:

      Oil and gas interests, proved properties,
         net of $14,868 and $3,392 accumulated
         depletion                                4,441,416        194,806

      Support equipment, at cost, net of
         $13,513 and $5,657 of accumulated
         depreciation                                18,453         19,939
                                                ------------   ------------
                                                  4,459,869        214,745
                                                ------------   ------------

                                                $ 6,614,762    $   612,096
                                                ============   ============






   The accompanying notes are an integral part of the financial statements.

                         CAMBRIDGE ENERGY CORPORATION
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           MARCH 31, 1999 AND 1998


                     Liabilities and Stockholders' Equity


                                                     1999           1998
                                                ------------   ------------
Current liabilities:

      Accounts payable, trade                   $ 1,934,868    $   471,536
      Accrued expenses                              214,140              -
      Drilling advances                           1,733,204        242,500
      Royalty interests payable                     136,849              -
      Loans from stockholders                       775,334         36,734
      Notes payable                                 266,405              -
                                                ------------   ------------
            Total current liabilities             5,060,800        750,770
                                                ------------   ------------

Commitments and contingencies                             -              -

Stockholders' equity (deficit):

      Preferred stock, $ .0001 par value,
         25,000,000 shares authorized,
         134,000 shares issued and outstanding
         of Series A and B convertible redeemable,
         $335,000 aggregate liquidation value            13              -
      Common stock, $ .0001 par value,
         50,000,000 shares authorized,
         11,634,827 and 8,340,786 shares
         issued and outstanding, respectively         1,164            834
      Paid in capital in excess of par            3,877,960        886,552
      Accumulated deficit                        (2,255,559)    (  985,560)
      Accumulated other comprehensive loss       (   46,275)    (   40,500)
      Treasury stock, at cost, 58,352 shares     (   23,341)             -
                                                ------------   ------------

                                                  1,553,962     (  138,674)
                                                ------------   ------------

                                                $ 6,614,762    $   612,096
                                                ============   ============





   The accompanying notes are an integral part of the financial statements.

                         CAMBRIDGE ENERGY CORPORATION
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           AND COMPREHENSIVE INCOME
            FOR THE YEARS ENDED MARCH 31, 1999 AND MARCH 31, 1998



                                                     1999           1998
                                                ------------   ------------
Revenues:
      Oil and gas sales, net of royalties       $   529,305    $    73,899
      Lease operating and other income               32,721         53,289
                                                ------------   ------------
                                                    562,026        127,188
                                                ------------   ------------
Operating expenses:
      Production costs                              102,794         15,997
      Exploration costs                             140,771        840,450
      Marketing expenses                              9,305            620
      General and administrative                  1,494,120        237,868
      Depletion                                      11,476          2,925
      Depreciation                                   50,079          5,359
                                                ------------   ------------
                                                  1,808,545      1,103,219
                                                ------------   ------------
Operating loss                                  ( 1,246,519)   (   976,031)

Interest expense                                     18,028              -
                                                ------------   ------------
Net loss                                         (1,264,547)    (  976,031)

Other comprehensive income, net of tax:
      Unrealized loss in value of
         marketable securities                   (    5,775)    (   40,500)
                                                ------------   ------------
Comprehensive loss                              $(1,270,322)   $(1,016,531)
                                                ============   ============


Net loss per share:
      Basic                                     $(      .13)   $(      .14)
      Diluted                                   $(      .13)   $(      .14)







   The accompanying notes are an integral part of the financial statements.

                                                       CAMBRIDGE ENERGY CORPORATION
                                                             AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED MARCH 31, 1999 AND MARCH 31, 1998



                                                                                         Accumulated Other
                           Preferred Stock      Common Stock     Add'l Paid  Accumulated   Comprehensive   Treasury Stock
                           Shares   Amount   Shares     Amount   In Capital    Deficit         Loss            Amount        Total
                          -------   ------ ----------  -------  ----------   ---------     -------------   --------------  ---------

Balance at March 31,1997      -       -     1,200,000   $ 120    $ 114,875   $(  9,529)     $    -             $   -      $ 105,466

Issuance of common stock
  to repay stockholder
  advances                    -       -     5,184,786   $ 518    $  25,406                                                $  25,924
Issuance of common stock
  for cash,net of $47,858
  of offering costs           -       -     1,941,000   $ 194    $ 728,773                                                $ 728,967
Issuance of common stock
  for services                -       -        15,000   $   2    $  17,498                                                $  17,500
Unrealized loss in
  marketable securities                                                                     ( 40,500)                     $( 40,500)
Net loss                                                                     (976,031)                                     (976,031)
                         --------  -------  ---------  -------  ----------  ----------     ----------     ------------   -----------
Balance at March 31,1998      -     $  -    8,340,746   $ 834    $ 886,552  $(985,560)     $( 40,500)      $       -      $(138,674)

Issuance of preferred
  stock for cash          134,000   $ 13                           334,987                                                  335,000
Issuance of common stock
   for cash                                   406,223      41      314,959                                                  315,000
Issuance of common stock
   for services                               252,000      25      214,525                                                  214,550
Issuance of common stock
   for purchase of
   subsidiaries                             2,635,768     264    2,126,937                                                2,127,201
Reacquired shares held
   in treasury                                                                                              (  23,341)     ( 23,341)
Unrealized loss in
   marketable securities                                                                    (  5,775)                      (  5,775)
Dividends on preferred
   stock                                                                     (  5,452)                                      ( 5,452)
Net loss                                                                   (1,264,547)                                  ( 1,264,547)
                         --------  -------  ---------  -------  ----------  ----------     ----------     ------------   -----------
Balance at March 31,1999  134,000    $ 13  11,634,827  $ 1,164  $3,877,960$(2,255,559)     $( 46,275)       $( 23,341)  $ 1,553,962


                                       The accompanying notes are an integral part of the financial statements.

                         CAMBRIDGE ENERGY CORPORATION
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED MARCH 31, 1999 AND MARCH 31, 1998


                                                     1999           1998
                                                ------------   ------------
Cash flows from operating activities:

      Oil and gas sales received                $   900,356    $    91,714
      Interest received                               2,930            775
      Cash paid to employees                     (  186,640)    (   81,536)
      Cash paid to suppliers                     (  718,702)    (  576,894)
      Interest paid                              (   18,028)             -
      Income taxes paid                                   -              -
                                                ------------   ------------
      Net cash used in operating activities      (   20,084)    (  565,941)
                                                ------------   ------------
Cash flows from investing activities:

      Cash paid in IEP acquisition,
         less cash acquired                      (   35,585)             -
      Purchase of property and equipment         (   37,204)    (   53,361)
      Purchase of oil interests                  (   44,521)    (  134,257)
                                                ------------   ------------
      Net cash used in investing activities      (  117,310)    (  187,618)
                                                ------------   ------------
Cash flows from financing activities:

      Advances from stockholders                     85,400         31,905
      Repayment of advances from stockholders    (   80,000)             -
      Issuance of common and preferred stock        650,002        728,967
      Proceeds from notes payable                    30,000              -
      Repayments of notes payable                (  503,595)             -
      Treasury stock purchased                   (   23,341)             -
                                                ------------   ------------
      Net cash provided by financing activities     158,466        760,872
                                                ------------   ------------
Net increase in cash                                 21,072          7,313

Cash at beginning of period                          12,139          4,826
                                                ------------   ------------
Cash at end of period                           $    33,211    $    12,139
                                                ============   ============





 The accompanying notes are an integral part of the financial statements.

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED MARCH 31, 1999 AND MARCH 31, 1998


                    Reconciliation of Net Loss to Net Cash
                         Used in Operating Activities


                                                    1999            1998
                                                ------------   ------------

Net loss                                        $(1,264,547)   $(  976,031)

Adjustment to reconcile net loss to net
   cash used in operating activities
   (changes in assets and liabilities,
   net of effect from purchase of subsidiaries):

      Depreciation and depletion                     61,555          8,284
      Common stock issued for services              214,550         17,500
      Loss on abandoned oil interest                      -          1,135
      (Increase) decrease in accounts
          receivable, trade                         341,260     (  277,199)
      (Increase) decrease in inventory           (   18,935)             -
      (Increase) decrease in prepaid expenses    (  251,168)    (   25,482)
      Increase (decrease) in accounts
          payable, trade                         (  944,492)       443,352
      Increase (decrease) in accrued expenses       214,140              -
      Increase (decrease) in drilling advances    1,490,704        242,500
      Increase (decrease) in royalty
          interests payable                         136,849              -
                                                ------------   ------------
   Total adjustments                              1,244,463        410,090
                                                ------------   ------------

Net cash used in operating activities           $(   20,084)   $(  565,941)
                                                ============   ============

                 Supplemental Schedule of Non-Cash Investing
                           and Financing Activities

Issuance of common stock in exchange for
   net assets of corporations accounted
   for as purchases                             $ 2,127,201    $         -

Issuance of common stock for repayment
   of advances from stockholders                $         -    $    25,924

Purchase of property and equipment through
   advances from stockholders                   $         -    $    30,753






   The accompanying notes are an integral part of the financial statements.

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business
-------------------------

     Cambridge Energy Corporation (the Company) was incorporated in the state of Nevada on April 9, 1996. The Company is an independent oil and gas company engaged in the exploration and development of domestic and foreign oil and gas properties. It presently owns oil well properties located in Louisiana and oil and gas properties in Indonesia. The Company also manufactures certain wellhead control devices (Note 9). Oil produced is sold to various crude oil purchaser in the Louisiana market and to the Indonesian government in the Indonesian market.

Business combinations
---------------------

     During the year ended March 31, 1999, the Company acquired its two subsidiary corporations in transactions accounted for as purchases. In both transactions, the purchase price was allocated to the fair values of the assets acquired with no portion of the purchase price allocated to goodwill.

     The Company acquired 100% of the outstanding common stock of Triton Wellhead & Manufacturing, Inc. (TWM), a U.S. corporation, on September 30, 1998 in exchange for 762,354 common stock shares valued at $.64 per share, $5,000 cash, the issuance of a $75,000 note payable and the assumption of $366,944 of liabilities (Note 8). TWM manufactures values and other wellhead control devices (Note 9). The accompanying consolidated statement of operations and comprehensive income include TWM's results of operations subsequent to September 30, 1998.

     The Company acquired 100% of the outstanding common stock of Intermega Energy Pte, Ltd. (IEP), a Singapore corporation, on January 4, 1999 in exchange for 1,873,414 common stock shares valued at $.875 per share and $500,000 cash, which has not yet been paid (Note 5). IEP owns oil properties in Indonesia. The accompanying consolidated financial statement of operations and comprehensive income include IEP's results of operations subsequent to January 4, 1999.

     The  following  pro  forma   information  is  presented  as  if  the  above
acquisitions had occurred as of April 1, 1997, the beginning of the earliest period presented in the accompanying consolidated financial statements.

                                               Years Ended
                                                 March 31,
                                           --------------------
                                           1999            1998
                                           ----            ----
      Revenues                       $  3,138,753      $  1,538,435
      Net loss                       $( 1,444,277)     $( 1,146,405)
      Net loss per share             $(      .015)     $(       .17)


Principles of consolidation
---------------------------

     The accompanying consolidated financial statements include the general accounts of the Company and its wholly owned subsidiaries, Triton Wellhead and Manufacturing, Inc. (TWM) and Intermega Energy PTE, Ltd. (IEP). All intercompany transactions and accounts have been eliminated in the consolidation and each subsidiary corporation has a fiscal year end of March 31.

                          CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Method of accounting for oil and gas properties
-----------------------------------------------

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

Inventories
-----------

     Inventories are carried at the lower of cost (specific identification) or net realizable value and include materials and supplies related to the Company's oil and gas support equipment.

Property and equipment
----------------------

     Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment are being provided by accelerated methods for financial and tax reporting purposes over estimated useful lives of five to seven years.

Marketable equity securities
----------------------------

     The Company owns 75,000 common stock shares of a corporation publicly traded on NASDAQ Small Cap market (Note 4). Pursuant to Financial Accounting Standards No. 115 these securities are classified as available-for-sale and are recorded in the accompanying financial statements at their fair value based on the quoted market price of the stock. At March 31, 1999 and 1998, unrealized losses on these securities totaled $46,275 and $40,500, respectively and have been charged to comprehensive earnings.

                          CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Management estimates
--------------------

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

Cash Flow
---------

     For purposes of the statement of cash flows, cash includes demand deposits and time deposits with maturities of less than three months. None of the Company's cash is restricted.

Net loss per share
------------------

     Basic loss per share amounts are computed by dividing the net loss plus preferred stock dividends by the weighted average number of common stock shares outstanding. Diluted loss per share amounts reflect the maximum dilution that would have resulted from the conversion of the preferred stock shares (Note 2). Diluted loss per share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding plus the assumed conversion of preferred stock shares into an equivalent of 50,283 common stock shares. No effect has been given to the assumed exercise of stock options or warrants because the effect would be antidilutive.

     For the years ended March 31, 1999 and 1998, basic loss per share amounts are based on 9,575,117 and 6,853,389 weighted average shares of common stock outstanding, respectively. Diluted loss per share amounts are based on 9,625,400 and 6,853,389 weighted average shares of common stock outstanding, respectively.


2.   PREFERRED STOCK

     From October 1998 through March 1999, the Company issued 124,000 and 10,000 shares of its Series A and Series B, respectively, preferred stock for 2.50 cash per share. Other than in liquidation and redemption at the holders' option, the preferences attached to these series are identical. The shares have a par value of $.0001 and pay an 8.0% per annum non-cumulative dividend payable quarterly. The shares are convertible into common stock at the holders options anytime within 18 months from the date of issue at a conversion price of $1.50 per common share. The shares are redeemable by the Company within 12 months from the date of issue at a per share redemption price of $2.50. The holders of the Series A shares can require redemption at the same price anytime during a period beginning 12 months from the date of issue and ending 14 months from such date. The holders of the Series B shares can also require redemption at the same price anytime during a period beginning six months from the date of issue and ending 12 months from such date.

     In liquidation, the Series A and B holders are entitled to receive an amount equal to their purchase price of the shares plus declared but unpaid dividends. Series A holders have liquidation preference over the Series B holders and the holders of both series have liquidation preference over the common stockholders.

     At March 31, 1999, accrued dividends payable related to these shares totaled $5,452.

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   COMMITMENTS AND CONTINGENCIES


Leases
------

     The Company's home office facilities are currently being provided without charge by a corporation owned by the Company's president. The fair rental value of this space provided is not material. The Company's Singapore offices are currently leased on a month to month basis from a corporation owned by another of the Company's stockholders. For the years ended March 31, 1999 and 1998, rent expense under these rental arrangements totaled $21,824 and $0, respectively.

     At March 31, 1999, the Company was not obligated under any noncancelable operating or capital lease agreements.

Year 2000 computer compliance
-----------------------------

     Management believes the Company's computer hardware and the software is currently in compliance with the year 2000 dating issues. Furthermore, management does not believe any additional significant costs will be incurred in dealing with this issue and the accompanying consolidated financial statements do not contain any reserve for this contingency. The Company has charged to expense when incurred approximately $2,000 related to becoming year 2000 compliant.

     Because of the unprecedented nature of the year 2000 issue, its effects and the success of related remediation efforts will not be fully determinable until the year 2000 and thereafter. Management cannot assure that the Company is or will be year 2000 ready, that the Company's remediation efforts will be successful in whole or in part, or that parties with whom the Company does business will be year 2000 ready.

Litigation
----------

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

Employment and related agreements
---------------------------------

     In January 1998, the Company entered into an employment agreement with an executive officer which provides for the payment of $150,000 in annual salaries and additional compensation based on annualized gross revenues. The agreement expires in December 2002 and, in certain instances, can be extended through December 2007.

     In October 1998, the Company entered into a consulting and share repurchase agreement with a former officer. The agreement provides for an initial $50,000 payment and monthly payments of $5,000 until such time as a total of $400,000 has been paid under the agreement. The former officer will return to the Company 250,000 common stock shares for each $100,000 of fees paid to him under the agreement. At March 31, 1999, 58,352 shares had been returned to the Company and are being held in the treasury.


4.   INCOME TAXES

     The Company uses the accrual method of accounting for tax reporting purposes. At March 31, 1999 and 1998, the Company had net operating loss carryforwards for financial and tax reporting purposes of approximately $2,340,000 and $1,060,000, respectively which expire through the year 2014.

                          CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. INCOME TAXES cont'd

     Deferred income taxes are recognized for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax bases of those assets and liabilities that will result in taxable or deductible amounts in future years.

     For the years ended March 31, 1999 and 1998, pursuant to Statement of Financial Accounting Standards No. 109, the Company has recognized deferred tax assets and liabilities which have been offset by valuation allowances in the same amount. Significant components of the Company's deferred tax assets and liabilities are summarized below.

                                                      1999          1998
       Deferred tax assets:

           Net operating loss carryforward        $  785,970     $  352,101
                                                  -----------    -----------

       Deferred tax liability:

                  Intangible drilling costs           32,268         24,464
                  Depletion                        (   4,896)     (     994)
                                                  ------------   ------------
                                                      27,372         23,470
                                                  ------------   ------------

                                                     758,598        328,631

         Valuation allowance                       ( 758,598)     ( 328,631)
                                                  ------------   ------------

         Net deferred tax asset (liability)       $        -     $        -
                                                  ============   ============

     A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended March 31, 1999 and 1998 is as follows. 1999 1998

         Tax computed at statutory rate           $   429,946       331,850
         Benefit of operating loss carryforward    (  429,946)    ( 331,850)
                                                  ------------   ------------

         Income tax expense                       $         -    $        -
                                                  ============   ============


5.   RELATED PARTY TRANSACTIONS


Stockholders
------------

     During the years ended March 31, 1999 and 1998, the Company (and its subsidiaries) received cash advances from several of its stockholders totaling $238,600 and $31,905, respectively. The Company also owes a stockholder $500,000 as partial consideration for the acquisition of IEP (Note 1). During the year ended March 31, 1998, the Company also received property and equipment with a fair value of $30,753 accounted for as additional advances. These advances are non interest bearing, unsecured and payable upon demand. In June 1998, the Company issued 5,184,786 common stock shares at a fair value of $.005 per share to repay $25,924 of these advances.

                          CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stockholders, cont'd
--------------------
     During the year ended March 31, 1998, a stockholder and officer provided legal services to the Company totaling $45,000. The services were valued at fair value for the services rendered.


6.   FINANCIAL INSTRUMENTS

     The Company's financial instruments, which potentially subject the Company to credit risks, consist of its cash, accounts receivable and notes payable.

Cash
----

     The Company maintains its cash in bank deposit and other accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts, and does not believe it is subject to any credit risks involving its cash.

Accounts receivable
-------------------

     The Company accounts receivable are unsecured and represent oil production sales and lease operating income not collected at the end of the year. Management believes it is not exposed to any significant credit risks affecting accounts receivable and that these accounts receivable are fairly stated at estimated net realizable amounts.

Notes payable
-------------

     Management believes the carrying value of these notes represent the fair value of these financial instruments because their terms are similar to those in the lending market for comparable loans with comparable risks.


7.   STOCK OPTIONS AND WARRANTS

     During the years ended March 31, 1999 and 1998, the Company issued various stock options and warrants to employees and others. The Company uses the intrinsic value method of accounting for stock options. Compensation cost for options granted has not been recognized in the accompanying financial statements because the exercise prices exceeded the current market prices of the Company's common stock on the dates of grant. The options and warrants expire between April 1998 and June 2002 and are exercisable at prices from $.50 to $5.00 per option or warrant.

                          CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following is a schedule of the activity relating to the Company's stock options and warrants. Other than the 1,098,000 warrants identified below as granted during the year ended March 31, 1998, all other amounts relate to stock options the Company has issued.

                                 Year Ended                  Year Ended
                               March 31, 1999               March 31, 1998
                          -------------------------    -------------------------
                                      Weighted Avg.                Weighted Avg.
                            Shares      Exercise         Shares       Exercise
                          (x 1,000)      Price         (x 1,000)        Price
                          ---------   -------------    ---------   -------------
Options and warrants
    outstanding at
    beginning of year       6,666      $    1.30             -       $      -

Granted:
    Options                 1,000      $    1.55         6,000       $   1.00
    Warrants                    -      $       -         1,098       $   4.00

Exercised                       -      $       -             -       $      -

Expired:
    Options              (  3,000)     $    1.00             -              -
    Warrants             (    666)     $    4.00       (   432)      $   4.00
                         ---------                     --------

Options and warrants
    outstanding and
    exercisable at end
    of year                 4,000      $    1.14         6,666       $   1.30
                         =========                     ========

Weighted average fair
    value of options and
    warrants granted during
    the year                    -      $    1.15             -            .32

         The following table  summarizes  information  about the Company's stock
options  and  warrants   outstanding  at  March  31,  1999,  all  of  which  are
exercisable.
                                     Weighted Average
     Range of          Number           Remaining            Weighted Average
 Exercise Prices     Outstanding     Contractual Life         Exercise Price
 ---------------     -----------     ----------------        ----------------
  $   .50-1.50         3,600            2.4 years                $   1.00
  $  2.00-2.50           400            4.1 years                $   2.25

     The following pro forma disclosures reflect the Company's net loss per share amounts assuming the Company accounted for stock options granted using the fair value method pursuant to Statement of Financial Accounting Standards No.
123. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.98%; no expected dividends; expected lives of 3 years; and expected volatility of 153.3%.

                                    Year Ended            Year Ended
                                  March 31, 1999        March 31, 1998
                                  --------------        --------------
         Net loss                 $(  1,447,880)        $(  1,138,531)

         Net loss per share:
              Basic               $(        .15)        $(        .17)
              Diluted             $(        .15)        $(        .17)

                          CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     During the years ended May 31, 1999 and 1998, the Company also issued 252,000 and 15,000 common stock shares in exchange for services. These services were recorded at their fair value of $214,550 and $17,500, respectively, and were charged to expense.


8.   NOTES PAYABLE

     During the year ended March 31, 1999, the Company borrowed $300,000 on two notes payable. The notes are due in October 1999 and April 2000, bear interest at 10.0% and are unsecured. Also, during the year ended March 31, 1999, $33,595 of principal was repaid on these notes.


9.   SEGMENT INFORMATION

     The Company conducts its operations through three reportable segments, each of which is conducted through separate corporations. Those reportable segments are its Louisiana oil properties, its Indonesian oil and gas properties and its wellhead control device manufacturing operations.

     The following table reflects certain information about the Company's reportable operating segments for the year ended March 31, 1999. For the year ended March 31, 1998, the Company's only reportable segment was its Louisiana oil properties and, accordingly, the accompany March 31, 1998 consolidated financial statements contain the required segment information for that year. There are no intercompany revenue or expense transactions.

Consolidated
------------                                         Louisiana     Indonesia     Manufacturing        Totals
                                                    ------------  -------------  --------------    -------------

   Revenues from external customers                $   288,830   $    222,131   $    51,065       $    562,026
    Operating loss                                   (  805,000)   (   286,478)   (  155,041)       ( 1,246,519)
    Interest expense                                     18,029              -             -             18,029
    Depreciation and depletion                           41,400          4,929        15,226             61,555
    Consulting services, non cash                       214,550              -             -            214,550
    Expenditures to acquire long-lived assets           925,068      4,331,763       263,342          5,520,173
    Total long-lived assets, net of depreciation
       and depletion                                    997,649      4,331,763       263,342          5,592,754


         The Company's Indonesian operating segment generates 100% of its revenues from sales to Pertamina, PTE, Inc., the Indonesian government owned oil company although it has the right to sell to third parties. Management does not believe that selling all or a significant portion of its products to the Indonesian government represents a significant credit risk.

                          CAMBRIDGE ENERGY CORPORATION
                       SUPPLEMENTARY INFORMATION REGARDING
                        OIL AND GAS PRODUCING ACTIVITIES
              FOR THE YEARS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                                    UNAUDITED



     The following supplementary oil and gas information is provided in accordance with Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities (SFAS 69). The Company has properties in two reportable geographic areas, oil and gas properties in southern Louisiana and oil properties in Indonesia.

1.   CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                                                             1999                 1998
                                                             ----                 ----

        Proved oil and gas properties                    $4,456,284          $   198,198
         Unproved oil and gas properties                          -                    -
         Support equipment, proved properties                31,966               25,586
                                                         -----------         -----------
                                                          4,488,250              223,784
         Accumulated depreciation and
           depletion                                         28,381                9,039
                                                         -----------         -----------

         Net capitalized costs                           $4,459,869          $   214,745
                                                         ===========         ===========


2.   COSTS  INCURRED IN OIL AND GAS PRODUCING  ACTIVITIES  FOR ABOVE  REFERENCED
     PERIODS

                                                                 1999             1998
                                                                 ----             ----

         Acquisition of proven properties, including        $ 4,264,456       $   170,712
              $4,213,565 for properties in Indonesia

         Exploration costs                                  $   140,771       $   840,450

         Development costs                                  $         -       $         -


3. RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES FOR THE ABOVE REFERENCED PERIODS

                                                                  1999              1998
                                                                  ----              ----
         Oil and gas sales                                  $    529,305      $     73,899
         Lease operating income                                   32,721            52,514
         Production costs                                        102,794            15,997
         Exploration expenses                                    140,771           840,450
         Depreciation and depletion                               19,332             7,009
         Income tax expense                                            -                 -
                                                            ------------      ------------
         Results of operations for oil
           and gas producing activities
           (excluding corporate overhead
           and financing costs)                             $    299,129      $(   737,043)
                                                            ============      ============

                          CAMBRIDGE ENERGY CORPORATION
                       SUPPLEMENTARY INFORMATION REGARDING
                        OIL AND GAS PRODUCING ACTIVITIES
              FOR THE YEARS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                                    UNAUDITED


4.   RESERVE QUANTITY INFORMATION

     The following estimates of proved developed reserve quantities are estimates only, and do not purport to reflect realizable values or fair market value of the Company's reserves. They are presented in accordance with the guidelines established by the S.E.C. and disclosure requirements promulgated by SFAS 69. The Company emphasizes the reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the following reserve information relates to the Company's reserves located in southern Louisiana except for the 10,215,867 barrels of Indonesian oil reserves acquired during the year ended March 31, 1999 (Note 1).

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

                                                       Oil            Gas
                                                      (BBLS)         (MCF)
                                                   -----------    -----------

         Reserves at March 31, 1997                   662,700               -

         Revisions of previous estimates               99,143               -
         Purchase of minerals in place              2,386,370      29,228,756
         Production                               (     3,763)    (    92,866)
                                                  ------------    ------------

         Reserves at March 31, 1998                 3,144,450      29,135,890

         Purchase of minerals in place             10,215,867               -
         Revision of previous estimates               765,800      47,758,910
         Production                               (    28,327)    (    82,300)
                                                  ------------    ------------

         Reserves at March 31, 1999                14,097,790      76,812,750
                                                  ============    ============


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

                          CAMBRIDGE ENERGY CORPORATION
                       SUPPLEMENTARY INFORMATION REGARDING
                        OIL AND GAS PRODUCING ACTIVITIES
              FOR THE YEARS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                                    UNAUDITED


                    STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                    NET CASH FLOW AT MARCH 31, 1999 AND 1998


                                                     1999                           1998
                                                     ----                           ----
                                            Foreign             Domestic

Future cash inflows                    $  172,200,000    $    181,311,731      $  32,039,330
Future production costs                 (  20,664,000)    (    21,757,408)      (  9,131,220)
Future development costs                (  10,332,000)    (    10,878,704)      (  2,000,750)
Future income tax expenses              (  46,494,000)    (    48,954,167)      (  9,625,168)
                                       ---------------      --------------     --------------

Future net cash flows                      94,710,000          99,721,452         11,282,192

10% annual discount for
     estimated timing of cash flows     (  46,407,900)    (    48,863,512)      (  4,120,252)
                                       ---------------      --------------     ----------------

Standardized measure of
     discounted future net cash
     flows relating to proved
     oil and gas reserves              $   48,302,100     $    50,857,940      $   7,161,940
                                       ===============    ================     ================



                  RECONCILIATION OF CHANGES IN THE STANDARDIZED
                   MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                       DURING THE ABOVE REFERENCED PERIOD



Beginning of period                             $  7,161,940      $     752,190

Sales of oil and gas produced                    (   529,305)      (     73,899)
Net changes in prices and production costs       (   102,794)      (    105,394)
Development costs incurred                       (   140,771)      (    840,450)
Revisions of previous quantity estimates          44,468,670            347,972
Net changes from purchase of minerals
    in place                                      48,302,300          7,081,521
                                                -------------     --------------

End of period                                   $ 99,160,040      $   7,161,940
                                                =============     ==============

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


1)April 9, 1996 (Inception) - March 31, 1997

2)April 1, 1997 - March 31, 1998

3)April 1, 1998 - March 31, 1999

     Mr. West has an Executive Compensation Agreement in effect with the Company, approved by the Board of Directors. This Agreement is for a five year term, and is incentive based over and above the basic salary of $150,000 per annum for Mr. West. Salary increases are based on gross revenue achievements. The first two full fiscal years' gross revenue goals for salary increases are $4,000,000, and $8,000,000 respectively. Third, Fourth and Fifth year gross revenue goals will be set by the Board of Directors prior to the beginning of those years. Additional benefits include medical and dental coverage for Mr. West and family; disability coverage; vacation; automobile or allowance for automobile; and a death benefit. Mr. West is also entitled to participate in the Company's Key Employee Stock Option Plan which has been authorized by the Board of Directors but not implemented as of the fiscal year ended March 31, 1999. Mr. West will also be entitled to participate in the Company's 401(K) retirement plan, which the Company intends to offer to its employees. This employment contract may be terminated for cause, and it provides for payments to the executive in the event there is a change of control of the Company which adversely affects their employment. Mr. West has agreed to defer all or partial salary and other benefits from his compensation agreements during fiscal years ended March 31, 1998 and 1999.

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

     (c) Beneficial Ownership Reporting Compliance reported in Form 3 by Mr. West was filed, but was filed late. There were no transactions reported by Mr. West

Item 12.  Certain Relationship and Related Transactions

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

                                     PART IV

Item 13.  Exhibits, Financial Statement Schedules  and Reports on Form 8-K



                               EXHIBIT INDEX

(a.)     Exhibit                                                          Page
                                                                          ----

3.1      Articles of Incorporation, Charter and By-Laws                    (1)

10.1     Agreement bewteen Cambridge Energy Corporation and
          Intermega Energy PTE. and F.K.Ho                                 (2)

------------

(1) This exhibit was previously filed as an exhibit to the Registrant's Form 10 filed October 9, 1998 and is herein incorporated by reference.

(2) Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cocoa, State of Florida, on October 21, 1999.



                                    CAMBRIDGE ENERGY CORPORATION


                                     By:  /s/ Perry Douglas West
                                       -------------------------
                                         Perry Douglas West
                                         Chairman and Chief Executive Officer