Form 10QSB
period 1999-06-30
CAMBRIDGE ENERGY CORP
filed 1999-11-12
CIK 1041633

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB


                       Pursuant to Section 13 or 15(d) of
                           the Securities Act of 1934

 For the Quarter Ended                                          Commission File
     June 30, 1999                                              Number 0-24493


                          CAMBRIDGE ENERGY CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in charter)



      Nevada                                                     59-3380009
-------------------                                          -------------------
  (State or other                                               (IRS Employer
   jurisdiction of                                           Identification No.)
   incorporation)


           215. South Riverside Drive, Suite 12, Cocoa, Florida 32922
           ----------------------------------------------------------
                    (address of Principal Executive Offices)


                                  407-636-6165
                -------------------------------------------------
               (Registrant's telephone number including area code)


     Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

                           Yes_____X____ No __________


     The Registrant has 11,634,827 shares of common stock, par value $0.0001 per share issued and outstanding as of June 30, 1999.

     Traditional Small Business Disclosure Format

                          Yes _____X_____ No __________

                          Cambridge Energy Corporation

                                Table of Contents


   PART I - FINANCIAL INFORMATION                                    Page No.


   Item 1.     Cambridge Energy Corporation                           1 - 12
                   Financial Statements (Unaudited)
               Balance Sheet as of  June 30, 1999
               Statement of Operations for the three
                  months ended June 30, 1999 and 1998
               Statement of Cash Flows for the three months
                    ended June 30, 1999 and  1998
               Notes to Financial Statements


   Item 2.   Management's Discussion and Analysis                         13


   PART II - OTHER INFORMATION


   Item 1.   Legal Proceedings                                          None

   Item 2.   Changes in Securities                                      None

   Item 3.   Defaults upon Senior Securities                            None

   Item 4.   Submission of Matters to a Vote of Security Holders        None

   Item 5.   Other Information                                          None

   Item 6.   Exhibits and Reports on Form 8-K                           None


   SIGNATURE PAGE                                                         17


                                         CAMBRIDGE ENERGY CORPORATION
                                               AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                                 JUNE 30, 1999

ASSETS
------

Current assets:
    Cash                                                                                $        80,312
    Accounts receivable, trade                                                                  310,265
    Accounts receivable, other                                                                   61,604
    Marketable equity securities, at fair value                                                  18,750
    Prepaid expenses                                                                          1,050,300
Inventory, materials and supplies                                                               216,617
                                                                                         ---------------
                                          Total current assets                                1,737,848
                                                                                         ---------------

Property, plant and offices, net $49,921
    of accumulated depreciation                                                               1,126,451

Oil and gas properties (successful efforts method):

    Oil and gas interests, proved properties, net of
        $18,309 of accumulated depletion                                                      4,374,314

    Support equipment, at cost, net of $17,535
        of accumulated depreciation                                                              15,720
                                                                                         ---------------
                                                                                              5,516,485
                                                                                         ---------------
                                                                                         $    7,254,333
                                                                                         ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Accounts payable, trade                                                             $     1,008,441
    Accrued expenses                                                                            246,443
    Advances for future drilling contracts                                                    2,507,271
    Funds held for future distribution                                                          123,756
    Tax liability                                                                                51,618
    Advances from others                                                                        319,437
                                                                                         ---------------
                                           Total current liabilities                          4,256,966
                                                                                         ---------------
Long-term liabilities:
    Property Mortgage                                                                           166,405
    Contracts payable                                                                           555,062
    Notes payable                                                                               775,000
                                                                                         ---------------
                                           Total long-term liabilities                        1,496,467
                                                                                         ---------------
Stockholders' equity (deficit):
    Preferred stock, $ .0001 par value, 25,000,000 shares
        authorized, 154,000 shares  issued and outstanding
        of Series A and B convertible redeemable, $385,000
        aggregate liquidation value.                                                                 15
    Common stock, $ .0001 par value,
        50,000,000 shares authorized, 11,634,827
        shares issued and outstanding                                                             1,164
    Paid in capital in excess of par                                                          3,927,958
    Accumulated deficit                                                                   (   2,346,129)
    Accumulated other comprehensive loss                                                  (      46,275)
    Treasury stock, at cost, 89,582 shares                                                (      35,833)
                                                                                         ---------------
                                                                                              1,500,900
                                                                                         ---------------
                                                                                         $    7,254,333
                                                                                         ===============

                         The accompanying notes are an integral part of the financial statements.


                                    CAMBRIDGE ENERGY CORPORATION
                                          AND SUBSIDIAIRES
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                     FOR THE THREE MONTHS ENDED
                                       JUNE 30, 1999 AND 1998




                                                                        1999                  1998
                                                                        ----                  ----

Revenues:

    Oil and gas sales, net of royalties                           $     266,752         $     118,501
    Lease operating                                                       8,449                 2,700
    Other income                                                          4,106                     -
                                                                  --------------        --------------

                                                                        279,307               121,201
                                                                  --------------        --------------


Operating expenses:

    Production costs                                                    186,048                66,944
    Exploration costs                                                    39,113                 9,957
    Marketing expense                                                         -                     -
    General and administrative                                          121,062               160,188
    Depletion                                                             3,441                 4,639
    Depreciation                                                          8,057                 4,956
                                                                   -------------        --------------

                                                                        357,721               246,684
                                                                   -------------        --------------

Interest expense                                                         12,156                 3,856
                                                                   -------------        --------------


Net loss                                                           $(    90,570)        $(    129,339)
                                                                   =============        ==============







Net loss per share:

    Basic                                                          $(       .01)        $(       .01)
                                                                   =============        =============
    Diluted                                                        $(       .01)        $(       .01)
                                                                   =============        =============


















                        The accompanying  notes are an integral part of the financial statements.

                                                      CAMBRIDGE ENERGY CORPORATION
                                                             AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  FOR THE QUARTER ENDED JUNE 30, 1999



                                                                                         Accumulated Other
                           Preferred Stock      Common Stock     Add'l Paid  Accumulated   Comprehensive   Treasury Stock
                           Shares   Amount   Shares     Amount   In Capital    Deficit         Loss            Amount        Total
                          -------   ------ ----------  -------  ----------   ---------     -------------   --------------  ---------

Balance at March 31,1997      -       -     1,200,000   $ 120    $ 114,875   $(  9,529)     $    -             $   -      $ 105,466

Issuance of common stock
  to repay stockholder
  advances                    -       -     5,184,786   $ 518    $  25,406                                                $  25,924
Issuance of common stock
  for cash,net of $47,858
  of offering costs           -       -     1,941,000   $ 194    $ 728,773                                                $ 728,967
Issuance of common stock
  for services                -       -        15,000   $   2    $  17,498                                                $  17,500
Unrealized loss in
  marketable securities                                                                     ( 40,500)                     $( 40,500)
Net loss                                                                      (976,031)                                    (976,031)
                         --------  -------  ---------  -------  ----------   ----------    ----------     ------------   -----------
Balance at March 31,1998      -     $  -    8,340,746   $ 834    $ 886,552   $(985,560)    $( 40,500)      $       -      $(138,674)

Issuance of preferred
  stock for cash          134,000   $ 13                           334,987                                                  335,000
Issuance of common stock
   for cash                                   406,223      41      314,959                                                  315,000
Issuance of common stock
   for services                               252,000      25      214,525                                                  214,550
Issuance of common stock
   for purchase of
   subsidiaries                             2,635,768     264    2,126,937                                                2,127,201
Reacquired shares held
   in treasury                                                                                              (  23,341)     ( 23,341)
Unrealized loss in
   marketable securities                                                                    (  5,775)                      (  5,775)
Dividends on preferred
   stock                                                                      (  5,452)                                     ( 5,452)
Net loss                                                                    (1,264,547)                                 ( 1,264,547)
                         --------  -------  ---------  -------  ----------  ----------     ----------     ------------   -----------
Balance at March 31,1999  134,000    $ 13  11,634,827  $ 1,164  $3,877,960 $(2,255,559)    $( 46,275)       $( 23,341)  $ 1,553,962

Issuance of preferred
  stock for cash           20,000    $  2                           49,998                                                   50,000

Reacquired shares held
   in treasury                                                                                                (12,492)   (   12,492)


Net loss                                                                      ( 90,570)                                  (   90,570)
                         --------  -------  ---------  -------  ----------  -----------    ----------     ------------   -----------
Balance at June 30,1999   154,000    $ 15  11,634,827  $ 1,164  $3,927,958 $(2,346,129)    $( 46,275)       $( 35,833)  $ 1,500,900


                                       The accompanying notes are an integral part of the financial statements.

                                                                          3



                                             CAMBRIDGE ENERGY CORPORATION
                                                   AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              FOR THE THREE MONTHS ENDED
                                                 JUNE 30, 1999 AND 1998


                                                                                1999                 1998
                                                                                ----                 ----

Cash flows from operating activities:

         Oil and gas sales received                                    $       274,776        $      294,628
         Interest received                                                         286                     -
         Cash paid to employees                                                      -              ( 45,258)
         Cash paid to suppliers                                               (541,317)             (307,937)
         Interest paid                                                        ( 12,157)             (  3,856)
         Income taxes paid                                                           -                     -
                                                                       ----------------       ---------------

         Net cash used in operating activities                                (278,412)             ( 62,423)

Cash flows from investing activities:

         Purchase of property and equipment                                   (  2,275)             ( 14,160)
         Purchase of oil interests                                                   -              ( 49,350)
         Deposits                                                                    -                    -
                                                                       ----------------       ---------------

         Net cash used in investing activities                                (  2,275)             ( 63,510)

Cash flows from financing activities:

         Repayment of shareholders advances                                          -              (  3,750)
         Sale of stock, Preferred                                               50,000                    -
         Payment of Notes Payable                                             (  5,718)                   -
         Shareholders loan                                                      21,000                    -
         Treasury stock purchase                                              ( 12,492)                   -
         Proceeds of note payable                                              275,000               100,000
         Issuance of common stock                                                    -               345,300
                                                                       ----------------       ---------------

         Net cash provided by financing activities                             327,790               441,550
                                                                       ---------------        ---------------

Net change in cash                                                              47,101               315,617
                                                                       ---------------        ---------------

Cash at beginning of period                                                     33,211                12,139
                                                                       ---------------        ---------------

Cash at end of period                                                  $        80,312        $      327,756
                                                                       ================       ===============


                             The accompanying  notes are an integral part of the financial statements.


                                     CAMBRIDGE ENERGY CORPORATION
                                           AND SUBSIDIARES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE THREE MONTHS ENDED
                                        JUNE 30, 1999 AND 1998


                                 Reconciliation of Net Loss to Net Cash
                                      Used in Operating Activities


                                                                                1999                 1998
                                                                                ----                 ----

Net loss                                                               $      ( 90,570)      $      (129,339)
                                                                       ----------------      ----------------

Adjustment to reconcile net loss
     to net cash used in operating
     activities:

         Depletion                                                               3,442                 4,639
         Depreciation                                                           10,454                 4,956
         (Increase) decrease in accounts receivable, trade                    ( 14,247)             (219,941)
         (Increase) decrease in prepaid expenses                              (654,492)                2,259
         (Increase) decrease in pre acquisition                                 64,649                     -
         Increase (decrease) in accounts payable, trade                         44,171               280,176
         Increase (decrease) in drilling advances                              338,970              (  5,173)
         Increase (decrease) in accrued expenses                                32,303                     -
         Increase (decrease) in royalty interest payable                      ( 13,093)                    -
                                                                        ----------------     ----------------

     Total adjustments                                                        (187,843)               66,916
                                                                        ---------------      ----------------

Net cash used in operating activities                                   $     (278,413)      $      ( 62,423)
                                                                        ================     ================




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

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  NATURE OF OPERATIONS

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

     The Company acquired 100% of the outstanding common stock of Intermega Energy Pte, Ltd. (IEP), a Singapore corporation, on January 4, 1999 in exchange for 1,873,414 common stock shares valued at $.875 per share and $500,000 cash. IEP owns oil properties in Indonesia. The accompanying consolidated financial statement of operations and comprehensive income include IEP's results of operations subsequent to January 4, 1999.

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

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


Marketable equity securities
----------------------------

     The Company owns 75,000 common stock shares of a corporation publicly traded on NASDAQ Small Cap market. Pursuant to Financial Accounting Standards No. 115 these securities are classified as available-for-sale and are recorded in the accompanying financial statements at their fair value based on the quoted market price of the stock.


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


2.  PREFERRED STOCK

     From October 1998 through June 1999, the Company issued 144,000 and 10,000 shares of its Series A and Series B, respectively, preferred stock for 2.50 cash per share. Other than in liquidation and redemption at the holders' option, the preferences attached to these series are identical. The shares have a par value of $.0001 and pay an 8.0% per annum non-cumulative dividend payable quarterly. The shares are convertible into common stock at the holders options anytime within 18 months from the date of issue at a conversion price of $1.50 per common share. The shares are redeemable by the Company within 12 months from the date of issue at a per share redemption price of $2.50. The holders of the Series A shares can require redemption at the same price anytime during a period beginning 12 months from the date of issue and ending 14 months from such date. The holders of the Series B shares can also require redemption at the same price anytime during a period beginning six months from the date of issue and ending 12 months from such date.

     In liquidation, the Series A and B holders are entitled to receive an amount equal to their purchase price of the shares plus declared but unpaid dividends. Series A holders have liquidation preference over the Series B holders and the holders of both series have liquidation preference over the common stockholders.

                         CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.  COMMITMENTS AND CONTINGENCIES


Leases
------

     The Company's home office facilities are currently being provided without charge by a corporation owned by the Company's president. The fair rental value of this space provided is not material. The Company's Singapore offices are currently leased on a month to month basis from a corporation owned by another of the Company's stockholders.

         At June 30, 1999, the Company was not obligated under any noncancelable operating or capital lease agreements.


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

     In October 1998, the Company entered into a consulting and share repurchase agreement with a former officer. The agreement provides for an initial $50,000 payment and monthly payments of $5,000 until such time as a total of $400,000 has been paid under the agreement. The former officer will return to the Company 250,000 common stock shares for each $100,000 of fees paid to him under the agreement. At June 30, 1999, 89,582 shares had been returned to the Company and are being held in the treasury.

                         CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.       INCOME TAXES

     The Company uses the accrual method of accounting for tax reporting purposes. At March 31, 1999, the Company had net operating loss carryforwards for financial and tax reporting purposes of approximately $2,340,000, which expire through the year 2014.


5.       NOTES PAYABLE

     The Company borrowed $300,000 on two notes payable. The notes are due in October 1999 and April 2000, bear interest at 10.0% and are unsecured. To date, $33,595 of principal was repaid on these notes.

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
                                                =============     ==============

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


The Company is engaged in the exploration and development of oil and natural gas reserves through the acquisition and development of properties primarily with proven reserves. The Company's ability to grow shareholder value through growth of assets, earnings and cash flows is dependent on its ability to acquire and development commercial quantities of oil and natural gas that can be produced and marketed at a profit. Product prices, primarily crude oil, dropped significantly during the Company's previous fiscal year. This drop has adversely affected the revenue and cash flow of the company, as well as most companies in the industry. An additional effect of this significant drop in prices have been the reduction of exploration and development budgets of major oil companies and independents, causing reduction or elimination of new ventures, work force reductions and reorganizations. Such changes may result in a decrease in the ability of the Company to solicit industry partners to participate in projects undertaken by Cambridge Energy Corporation on a promoted basis. This has continued to result in delays by partners in making partner contributions, putting additional demands on the Company's cash flow.

Although product prices have increased during the quarter ended June 30, 1998, company budgets are generally created on a fiscal year basis, so management believes that a general industry wide recovery will take well into calendar year 2000 to achieve any meaningful levels.

Company management has used this period to put in place the initial elements of its growth strategies so that it can maximize the positive results from the recovery of the industry including:

1. To actively pursue acquisition of significant producing properties with development potential which can be exploited with lower cost and with lower risk than unproven prospects
2. The selection, engineering review and rework of workover prospects on existing properties to maximize production from existing assets;
3. To continue to solicit institutional and industry partners for promoted transactions as well as increasing equity and long financing to support this expanded level of projects and operations
4. To significantly add to the company's technical capabilities through the selective addition of technical personnel and the development and acquisitoin of advanced reservoir and engineering software..

Management believes that this plan will position the Company to take advantage of opportunities that it expects to occur as the industry recovers from the recent period of low prices. While management believes that it has worked toward the successful completion of this plan, there can be no assurance that the intended result will be achieved or that funds will be available to accomplish the plan.

Results of Operations
---------------------

Three Months ended June 30, 1999 compared to Three Months ended June 30, 1998.

For the Three Months ended June 30, 1999, the company recorded a loss of $90,570 down from $129,339 for the same period the previous year. Revenues increased to $279,302 for the period, up from $121,201 for the same period the previous year. The Company received an average of $2.04 per mcf for its gas up from the average of $1.86 it received for the previous fiscal year. The Company received an average of $15.32 per barrel of oil, up from the average of $11.93 it received during the previous fiscal year.

During the quarter, the Company engaged in limited rework operations on its properties but delays in partnership contributions have delayed full implementation of its drilling program. During the period, the Company added production from one non operated well and continued work on various acquisition opportunities. Although, the Company believes that various acquisition opportunities will be successful, the completion of these opportunities is dependent of third party financing which has not been committed and there is no assurance that such financing will be made available to the Company for any specific acquisition.


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

The Company realized some added gains in production during the year due to added production period resulting in the following:

                                          Percent              Year Ended
                                          Increase            December 31,
                                         (Decrease)         1998       1999
                                         ---------          ----       ----

Gas Production (Mcf)                         137%          84,460    200,985
Oil Production (bbls)                        115%           1,927      4,163
Barrel of Oil Equivalent                   95.76%          19,241     37,660
Average Price of Gas (per mcf)              (9.8%)          $2.06      $1.86
Average Price of Oil (per bbls)            (31.3%)         $17.20     $11.93


Based upon increases in the prices of oil and gas since the end of the fiscal year, management expects that prices received for the Company's products during the current fiscal year will continue to be higher than those received in the fiscal year ended March 31, 1999.

Liquidity
---------

The Company expects to finance its future acquisition, development and exploration activities through cash flow from operating activities, various means of corporate and project finance and through the issuance of additional securities. In addition the Company expects to continue to subsidize drilling activities through the sale of participations to industry partners on a promoted basis, whereby the Company's working interests in reserves and production greater than its proportionate share capital costs.

During fiscal year ended 1999 the Company raised additional capital in the amount of $335,000 through private sale of preferred shares. Based upon acquisitions currently in negotiation, the Company expects to begin negotiations for the placement of a significant financial institution credit facility or other structured debt facility during the coming fiscal year. This would provide additional funds for expansion to consistent with the Company growth strategy. Although management believes that this will be accomplished during the current fiscal year, there can be no assurance that such a facility will be forthcoming or that sufficient funds will be available to meet the requirements of the Company's growth strategy.

Material Commitments for Capital Expenditures
---------------------------------------------

The Company has made few limited commitments toward future projects other than to acquire and pay for the respective leases and to advance certain engineering work related to projected rework and drilling as well for some limited operations related to certain reworks. Each drilling and/or rework project is stand-alone and although the Company is in constant discussion with prospective working interest partners on each potential project, commitments for the actual drilling or rework and site preparation operations are generally not made for each project until the Company has received the funds from its working interest partners and the funds for its portion of the working interest are in place. The leases the Company holds are renewable annually unless "held by production". If the leased property has a producing well that is providing royalty payments to the leaseholders, then annual lease payments and renewals are not required. Cambridge Energy strives to accomplish the drilling or rework planned for each property within the year first leased. When that does not occur however, management reviews the potential of each property as its leases come up for renewal and makes a decision whether or not to renew each lease in light of the Company's business planning at that time. To date, the Company has $181,340 in lease depreciation expenditures.

The company has committed to provide $750,000 in final payment for the purchase of Indonesian production now under contract, which is due. The transaction was closed with the exchange of stock between the Company and the owners of the company which owned the production. Although the certain monies have been paid on behalf of the transaction, the Company is obligated to pay additional amounts to the sellers as a part of the transaction. The Company has under negotiation several facilities to provide these funds however, it does not have a commitment in place and there is no assurance when a commitment will be forthcoming.

PART II - OTHER INFORMATION

Items 1 through 6 of Part II were not applicable during this quarter.







     "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. These risks are described in the Company's Form 10-KSB for the fiscal year ended March 31, 1999 filed with the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cocoa, State of Florida, on November 10, 1999.




                              CAMBRIDGE ENERGY CORPORATION


                              by: /s/ Perry D. West
                              -----------------------------------
                                  Perry D. West, Chief Executive Officer