Form 10QSB
period 1999-09-30
CAMBRIDGE ENERGY CORP
filed 1999-12-09
CIK 1041633

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB


                       Pursuant to Section 13 or 15(d) of
                           the Securities Act of 1934

 For the Quarter Ended                                          Commission File
  September 30, 1999                                             Number 0-24493


                          CAMBRIDGE ENERGY CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in charter)



      Nevada                                                     59-3380009
-------------------                                      -----------------------
  (State or other                                              (IRS Employer
   jurisdiction of                                          Identification No.)
   incorporation)


           215. South Riverside Drive, Suite 12, Cocoa, Florida 32922
           ----------------------------------------------------------
                    (Address of Principal Executive Offices)


                                  407-636-6165
               ---------------------------------------------------
               (Registrant's telephone number including area code)


     Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

                           Yes  [  x  ]      No  [     ]


     The Registrant has 11,634,827 shares of common stock, par value $0.0001 per share issued and outstanding as of September 30, 1999.


     Traditional Small Business Disclosure Format

                            Yes  [  x  ]       No [     ]

                          Cambridge Energy Corporation
                                and Subsidiaries

                               Table of Contents


PART I - FINANCIAL INFORMATION
                                                                       Page No.

Item 1. Cambridge Energy Corporation Financial Statements               1 - 13
        (Unaudited)

        Balance Sheet as of September 30, 1999
        Statement of Operations for the three
           months ended September  30, 1999 and 1998
        Statement of Operations for the six
           months ended September  30, 1999 and 1998
        Statement of Cash Flows for the three months
           ended September 30, 1999 and 1998
        Notes to Financial Statements


Item 2. Management's Discussion and Analysis                           14 - 16


PART II - OTHER INFORMATION                                            17


Item 1. Legal Proceedings                                              None

Item 2. Changes in Securities                                          None

Item 3. Defaults upon Senior Securities                                None

Item 4. Submission of Matters to a Vote of Security Holders            None

Item 5. Other Information                                              None

Item 6. Exhibits and Reports on Form 8-K                               None


SIGNATURE PAGE                                                         18

PART 1 - FINANCIAL INFORMATION:


                                                 CAMBRIDGE ENERGY CORPORATION
                                                       AND SUBSIDIARIES

                                                 CONSOLIDATED BALANCE SHEETS
                                                 SEPTEMBER 30, 1999 and 1998


                                                                              1999                 1998
                                                                              ----                 ----
ASSETS

Current assets:
         Cash                                                          $       135,049       $       213,086
         Accounts receivable, trade                                            274,405               199,087
         Marketable equity securities, at fair value                            18,750                24,525
         Inventory, material and supplies                                      216,617                     -
         Prepaid expenses                                                    1,060,278               105,160
                                                                         --------------        --------------
                  Total current assets                                       1,705,099               541,858
                                                                         --------------        --------------

Property and Equipment,  net of $64,068
     and $8,663 of accumulated depreciation                                  1,112,703             1,262,824

Oil and gas properties (successful efforts method):

         Oil interests, proved properties, net of $22,862
             and $10,353 of accumulated depletion                            4,399,212               338,487
         Support equipment, at cost, net of $14,266 and
             $8,242 of accumulated depreciation                                 18,989                18,396
                                                                         --------------        --------------
                                                                             5,530,904             1,619,707
                                                                         --------------        --------------

                                                                       $     7,236,003       $     2,161,565
                                                                         ==============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable, trade                                       $     1,524,116               348,212
         Advances for future drilling contracts                              2,625,644               232,012
         Funds held for future distribution                                    129,105               109,586
         Taxes payable                                                          66,878                 8,894
         Accrued expemses                                                      252,096                     -
         Loans from shareholders                                               342,776               124,934
                                                                         --------------        --------------

                  Total current liabilities                                  4,940,615               823,638
                                                                         --------------        --------------

Long-term liabilities
         Property Mortgage                                                     166,404               170,000
         Notes payable                                                         928,881               700,300
                                                                         --------------        --------------
                  Total long-term liabilities                                1,095,285               870,300

Stockholders' equity (deficit):

         Preferred  stock, $.0001 par value, 25,000,000 shares
             authorized, 159,000 shares issued and outstanding
             of Series A and B convertible redeemable, $375,000
             aggregate liguidation value                                            16                     -
         Common stock, $ .0001 par value, 50,000,000
             shares authorized, 11,634,827 and 9,519,959
             shares issued and outstanding, respectively                          1164                   952
         Paid in capital in excess of par                                    3,942,957             1,702,197
         Accumulated deficit                                            (    2,661,926)          ( 1,238,195)
         Accumulated other comprehensive loss                           (       46,275)                   -
         Treasury stock, at cost, 89,582 shares                         (       35,833)
                                                                        ---------------        --------------
                                                                             1,200,103               467,627
                                                                        ---------------        --------------

                                                                       $     7,236,003       $     2,161,565
                                                                        ===============        ==============


                   The accompanying notes are an integral part of the financial statements.

                                                    1


                                                 CAMBRIDGE ENERGY CORPORATION
                                                       AND SUBSIDIAIRES

                                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                  FOR THE THREE MONTHS ENDED
                                                 SEPTEMBER 30, 1999 and 1998




                                                                              1999                   1998
                                                                              ----                   ----
Revenues:

         Oil and gas sales, net of royalties                            $      268,929        $       72,356
         Manufacturing and service                                                   -                     -
         Lease operating and other income                                        3,745                 5,040
         Other income                                                              528                 1,866
                                                                         --------------        --------------
                                                                               273,202                79,262
                                                                         --------------        --------------
         Operating expenses:
         Production costs                                                      343,766                34,686
         Exploration costs                                                      86,359                15,261
         Manufacturing and Service costs                                             -                     -
         Marketing expense                                                           -                     -
         General and administrative                                            161,664               109,212
         Depletion                                                               4,552                 2,322
         Depreciation                                                           15,671                 5,027
                                                                         --------------        --------------
                                                                               612,012               166,508
                                                                         --------------        --------------
Interest expense                                                                 8,050                 2,833
                                                                         --------------        --------------


Net loss                                                                 $(    346,860)        $(     90,079)
                                                                         ==============        ==============




Net loss per share                                                       $(        .03)        $(        .01)
                                                                         ==============        ==============

Loss per share from operations                                           $(        .03)        $(        .01)
                                                                         ==============        ==============










                           The accompanying notes are an integral part of the financial statements.



                                                 CAMBRIDGE ENERGY CORPORATION
                                                       AND SUBSIDIAIRES

                                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                   FOR THE SIX MONTHS ENDED
                                                 SEPTEMBER 30, 1999 AND 1998




                                                                               1999                 1998
Revenues:                                                                      ----                 ----

         Oil and gas sales, net of royalties                           $       535,681       $       190,857
         Manufacturing and service                                                   -                     -
         Lease operating and other income                                       12,194                 7,740
         Other income                                                            4,634                 1,866
                                                                       ----------------      ----------------
                                                                               552,509               200,463
                                                                       ----------------      ----------------
Operating expenses:

         Production costs                                                      529,814               101,631
         Exploration costs                                                     125,472                15,261
         Manufacturing and Service costs                                             -                     -
         Marketing expense                                                           -                     -
         General and administrative                                            282,726               269,400
         Depletion                                                               7,993                 6,961
         Depreciation                                                           23,728                 9,983
                                                                       ----------------      ----------------
                                                                               969,733               403,236
                                                                       ----------------      ----------------

Interest expense                                                                20,206                 6,689
                                                                       ----------------      ----------------


Net loss                                                               $(      437,430)      $(      209,462)
                                                                       ================      ================







Net loss per share                                                      $(         .03)      $(          .02)
                                                                        ===============      ================

Loss per share from operations                                          $(         .03)      $(          .02)
                                                                        ===============      ================






                           The accompanying notes are an integral part of the financial statements.

                                                              3

                                                      CAMBRIDGE ENERGY CORPORATION
                                                             AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 FOR THE QUARTER ENDED SEPTEMBER 30, 1999



                                                                                         Accumulated Other
                           Preferred Stock      Common Stock     Add'l Paid  Accumulated   Comprehensive   Treasury Stock
                           Shares   Amount   Shares     Amount   In Capital    Deficit         Loss            Amount        Total
                          -------   ------ ----------  -------  ----------   ---------     -------------   --------------  ---------

Balance at March 31,1997      -       -     1,200,000   $ 120    $ 114,875   $(  9,529)     $    -             $   -      $ 105,466

Issuance of common stock
  to repay stockholder
  advances                    -       -     5,184,786   $ 518    $  25,406                                                $  25,924
Issuance of common stock
  for cash,net of $47,858
  of offering costs           -       -     1,941,000   $ 194    $ 728,773                                                $ 728,967
Issuance of common stock
  for services                -       -        15,000   $   2    $  17,498                                                $  17,500
Unrealized loss in
  marketable securities                                                                     ( 40,500)                     $( 40,500)
Net loss                                                                      (976,031)                                    (976,031)
                         --------  -------  ---------  -------  ----------   ----------    ----------     ------------   -----------
Balance at March 31,1998      -     $  -    8,340,746   $ 834    $ 886,552   $(985,560)    $( 40,500)      $       -      $(138,674)

Issuance of preferred
  stock for cash          134,000   $ 13                           334,987                                                  335,000
Issuance of common stock
   for cash                                   406,223      41      314,959                                                  315,000
Issuance of common stock
   for services                               252,000      25      214,525                                                  214,550
Issuance of common stock
   for purchase of
   subsidiaries                             2,635,768     264    2,126,937                                                2,127,201
Reacquired shares held
   in treasury                                                                                              (  23,341)     ( 23,341)
Unrealized loss in
   marketable securities                                                                    (  5,775)                      (  5,775)
Dividends on preferred
   stock                                                                      (  5,452)                                     ( 5,452)
Net loss                                                                    (1,264,547)                                 ( 1,264,547)
                         --------  -------  ---------  -------  ----------  ----------     ----------     ------------   -----------
Balance at March 31,1999  134,000    $ 13  11,634,827  $ 1,164  $3,877,960 $(2,255,559)    $( 46,275)       $( 23,341)  $ 1,553,962

Issuance of preferred
  stock for cash           20,000    $  2                           49,998                                                   50,000

Reacquired shares held
   in treasury                                                                                                (12,492)   (   12,492)


Net loss                                                                      ( 59,507)                                  (   59,507)
                         --------  -------  ---------  -------  ----------  -----------    ----------     ------------   -----------
Balance at June 30,1999   154,000    $ 15  11,634,827  $ 1,164  $3,927,958 $(2,315,066)    $( 46,275)       $( 35,833)  $ 1,531,963

Issuance of preferred
  stock for cash           15,000    $  2                           39,998                                                   40,000

Cancellation of preferred
  stock                   (10,000)   $( 1)                         (24,999)                                                 (25,000)

Net Loss                                                                     (346,860)                                     (346,860)
                         --------  -------  ---------  -------  ----------  -----------    ----------     ------------   -----------
Balance at Sept 30,1999   159,000    $ 16  11,634,827  $ 1,164  $3,942,957 $(2,661,926)    $( 46,275)       $( 35,833)  $ 1,200,103



                                       The accompanying notes are an integral part of the financial statements.

                                                                          4


                                                 CAMBRIDGE ENERGY CORPORATION
                                                       AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  FOR THE SIX MONTHS ENDED
                                                 SEPTEMBER 30, 1999 and 1998


                                                                              1999                 1998
                                                                              ----                 ----

Cash flows from operating activities:

         Oil and gas sales received                                    $       634,913       $       286,951
         Interest received                                                         814                 1,866
         Cash paid to employees                                                      -               (76,265)
         Cash paid to suppliers                                             (1,004,810)             (399,232)
         Interest paid                                                          (9,894)               (6,689)
         Income taxes paid                                                           -                     -
                                                                       ----------------      ----------------

         Net cash used in operating activities                                (378,977)             (193,369)

Cash flows from investing activities:

         Purchase of property and equipment                                     (2,274)             (591,647)
         Disposal of equipment                                                  34,798                     -
         Shareholders' loans                                                         -               (39,800)
         Deposits                                                                    -                     -
                                                                       ----------------      ----------------

         Net cash used in investing ativities                                  (32,524)             (631,447)

Cash flows from financing activities:

         Repayment of notes payable                                            251,598                     -
         Sales of stock, preferred                                              90,000                     -
         Shareholders loan                                                      36,185                     -
         Treasury stock purchase                                               (12,492)                    -
         Proceeds of note payable                                               83,000               480,300
         Issuance of common stock                                                    -               545,463
                                                                       ----------------       ---------------

         Net cash provided by financing activities                             448,291             1,025,763
                                                                       ----------------       ---------------

Net change in cash                                                             101,838               200,947
                                                                       ----------------       ---------------

Cash at beginning of period                                                     33,211                12,139
                                                                       ----------------       ---------------

Cash at end of period                                                  $       135,049        $      213,086
                                                                       ================       ===============








                           The accompanying notes are an integral part of the financial statements.
                                                              5


                                                 CAMBRIDGE ENERGY CORPORATION
                                                       AND SUBSIDIARES

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   FOR THE SIX MONTHS ENDED
                                                 SEPTEMBER 30, 1999 and 1998


                                            Reconciliation of Net Loss to Net Cash
                                                 Used in Operating Activities


                                                                                1999                  1998
                                                                                ----                  ----

Net loss                                                               $      (406,367)      $      (209,462)
                                                                       ----------------      ----------------
Adjustment to reconcile net loss to
    net cash used in operating activities:

         Depletion                                                              21,332                 6,961
         Depreciation                                                            7,994                 9,983
         (Increase) decrease in accounts receivable, trade                      83,217                88,354
         (Increase) decrease in prepaid expenses                              (664,470)              (77,173)
         Increase (decrease) in accounts payable, trade                      2,528,846              (114,430)
         Common stock issued for services                                            -                 3,300
         Preferred stock issued for debt                                           539                     -
         Increase (decrease) in accrued expenses                                37,956                     -
         Increase (decrease) in royalty interest payable                        (7,744)                    -
         Increase (decrease) in drilling advances                           (1,980,280)               99,098
                                                                        ---------------      ----------------

      Total adjustments                                                         27,390       $        16,093
                                                                        ---------------      ----------------

Net cash used in operating activities                                  $      (378,977)      $(      193,369)
                                                                        ===============      ================


















                       The accompanying notes are an integral part of the financial statements.

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Organization and business
-------------------------

Cambridge Energy Corporation (the Company) was incorporated in the state of Nevada on April 9, 1996. The Company is an independent oil and gas company engaged in the exploration and development of domestic and foreign oil and gas properties. It presently owns oil well properties located in Louisiana and oil and gas properties in Indonesia. The Company also manufactures certain wellhead control devices. Oil produced is sold to various crude oil purchaser in the Louisiana market and to the Indonesian government in the Indonesian market.


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

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




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


2. PREFERRED STOCK

To date the Company has issued a total of 150,000 shares of its Series A and Series B, respectively, preferred stock for 2.50 cash per share. Other than in liquidation and redemption at the holders' option, the preferences attached to these series are identical. The shares have a par value of $.0001 and pay an 8.0% per annum non-cumulative dividend payable quarterly. The shares are convertible into common stock at the holders options anytime within 18 months

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




from the date of issue at a conversion price of $1.50 per common share. The shares are redeemable by the Company within 12 months from the date of issue at a per share redemption price of $2.50. The holders of the Series A shares can require redemption at the same price anytime during a period beginning 12 months from the date of issue and ending 14 months from such date. The holders of the Series B shares can also require redemption at the same price anytime during a period beginning six months from the date of issue and ending 12 months from such date.

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

At September 30, 1999, the Company was not obligated under any noncancelable operating or capital lease agreements.


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

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Litigation
----------

The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.


Employment and related  agreements
----------------------------------

In January 1998, the Company entered into an employment agreement with an executive officer which provides for the payment of $150,000 in annual salaries and additional compensation based on annualized gross revenues. The agreement expires in December 2002 and, in certain instances, can be extended through December 2007. In October 1998, the Company entered into a consulting and share repurchase agreement with a former officer. The agreement provides for an initial $50,000 payment and monthly payments of $5,000 until such time as a total of $400,000 has been paid under the agreement. The former officer will return to the Company 250,000 common stock shares for each $100,000 of fees paid to him under the agreement. At September 30, 1999, 89,582 shares had been returned to the Company and are being held in the treasury.


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


2. COST INCURRED IN OIL AND GAS PRODUCING ACTIVITIES FOR ABOVE REFERENCED PERIOD

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


4.   RESERVE QUANTITY INFORMATION

     The following estimates of proved developed reserve quantities are estimates only, and do not purport to reflect realizable values or fair market value of the Company's reserves. They are presented in accordance with the guidelines established by the S.E.C. and disclosure requirements promulgated by SFAS 69. The Company emphasizes the reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the following reserve information relates to the Company's reserves located in southern Louisiana except for the 10,215,867 barrels of Indonesian oil reserves acquired during the year ended March 31, 1999.

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

Although product prices have increased during the quarter ended September 30, 1999, company exploration budgets are generally created on a fiscal year basis, so management believes that a general industry wide recovery will take well into calendar year 2000 to achieve any meaningful levels. Industry estimates are for a 4% increase over 1999 budgets.

Company management has used this period to put in place the initial elements of its growth strategies so that it can maximize the positive results from the recovery of the industry including:

1. To actively pursue acquisition of significant producing properties with development potential which can be exploited with lower cost and with lower risk than unproven prospects
2. The selection, engineering review and rework of workover prospects on existing properties to maximize production from existing assets;
3. To continue to solicit institutional and industry partners for promoted transactions as well as increasing equity and long financing to support this expanded level of projects and operations
4. To significantly add to the company's technical capabilities through the selective addition of technical personnel and the development and acquisitoin of advanced reservoir and engineering software.

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


Results of Operations
---------------------

Six Months ended September 30, 1999 compared to the Six Months ended September 30, 1998.

For the Six Months ended September 30, 1999, the company recorded a loss of $437,430 up from $209,462 for the same period the previous year. Revenues increased to $552,509 for the period, up from $200,463 for the same period the previous year. The Company received an average of $2.07 per mcf for its gas up from the average of $1.95 it received for the previous fiscal year. The Company received an average of $17.47 per barrel of oil, up from the average of $12.74 it received during the previous fiscal year

During the quarter, the Company engaged in various rework operations on its properties but delays in partnership contributions have delayed full implementation of its drilling program. During the period, the Company added production from one non operated well and continued work on various acquisition opportunities. Although, the Company believes that various acquisition opportunities will be successful, the completion of these opportunities is dependent of third party financing which has not been committed and there is no assurance that such financing will be made available to the Company for any specific acquisition.

Twelve  Months  ended March 31, 1999  compared to Twelve  Months ended March 31,
1998.

The Company recorded net loss of $843,493 for the year ended March 31, 1999 down from $1,016,531 for the year ended March 31, 1998. Revenues increased to $562,026 over $127, 188 the previous year due to the increase in U.S. production and to service income and international production added toward the end of the fiscal year.. General and Administrative expenses increased to $1,078,481 over $237,528 for the previous year due to increases in current depreciation expenses to $181,340 and consulting fees to $421,600. The increase in consulting fees was substantially the result of increased engineering activities associated with acquisitions and proposed acquisitions and to certain consulting fees paid to a former director as part of a settlement package.

The Company realized some added gains in production during the year due to addedproduction period resulting in the following:

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

Throughout the past 11 months, the Company raised additional capital in the amount of $375,000 through private sale of preferred shares. Based upon acquisitions currently in negotiation, the Company expects to begin negotiations for the placement of a significant financial institution credit facility or other structured debt facility during the coming fiscal year. This would provide additional funds for expansion to consistent with the Company growth strategy. Although management believes that this will be accomplished during the current fiscal year, there can be no assurance that such a facility will be forthcoming or that sufficient funds will be available to meet the requirements of the Company's growth strategy.

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

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cocoa, State of Florida, on December 9, 1999.


                                          CAMBRIDGE ENERGY CORPORATION

                                          by: /s/ Perry D. West
                                          --------------------------------------
                                          Perry D. West, Chief Executive Officer