Form 10QSB
period 1999-12-31
CAMBRIDGE ENERGY CORP
filed 2000-02-22
CIK 1041633

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


                                   FORM 10-QSB


                       Pursuant to Section 13 or 15(d) of
                           the Securities Act of 1934

 For the Quarter Ended                                          Commission File
  December 31, 1999                                             Number 0-24493


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

                           Yes  [  x  ]      No  [     ]


     The Registrant has 11,781,327 shares of common stock, par value $0.0001 per share issued and outstanding as of December 31, 1999.


     Traditional Small Business Disclosure Format

                            Yes  [  x  ]       No [     ]

                          Cambridge Energy Corporation
                                and Subsidiaries

                               Table of Contents


PART I - FINANCIAL INFORMATION
                                                                       Page No.

Item 1. Cambridge Energy Corporation Financial Statements               1 - 11
        (Unaudited)

        Balance Sheet as of December 31, 1999
        Statement of Operations for the three
           months ended December 31, 1999 and 1998
        Statement of Operations for the nine
           months ended December 31, 1999 and 1998
        Notes to Financial Statements


Item 2. Management's Discussion and Analysis                           12 - 14


PART II - OTHER INFORMATION                                            15


Item 1. Legal Proceedings                                              None

Item 2. Changes in Securities                                          None

Item 3. Defaults upon Senior Securities                                None

Item 4. Submission of Matters to a Vote of Security Holders            None

Item 5. Other Information                                              None

Item 6. Exhibits and Reports on Form 8-K                               None


SIGNATURE PAGE                                                         16

PART 1 - FINANCIAL INFORMATION:


                                                 CAMBRIDGE ENERGY CORPORATION
                                                       AND SUBSIDIARIES

                                                 CONSOLIDATED BALANCE SHEETS
                                                 DECEMBER 31, 1999 and 1998


                                                                               1999                 1998
                                                                               ----                 ----
ASSETS

Current assets:
         Cash                                                          $        74,159       $        32,051
         Accounts receivable, trade                                            573,132               178,868
         Marketable equity securities, at fair value                            18,750                24,525
         Inventory, material and supplies                                      216,617                     -
         Prepaid expenses                                                    1,084,608               210,942
                                                                         --------------        --------------
                  Total current assets                                       1,967,266               446,386
                                                                         --------------        --------------

Property and Equipment,  net of $170,063
     and $12,218 of accumulated depreciation                                 1,006,707             1,276,137

Oil and gas properties (successful efforts method):

         Oil interests, proved properties, net of $27,617
             and $12,193 of accumulated depletion                            4,432,716               292,633
         Support equipment, at cost, net of $15,789 and
             $9,722 of accumulated depreciation                                 17,466                20,911
                                                                         --------------        --------------
                                                                             5,456,889             1,589,681
                                                                         --------------        --------------

                                                                       $     7,424,155       $     2,036,067
                                                                         ==============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable, trade                                       $     4,142,782               377,782
         Advances for future drilling contracts                                 63,534               150,000
         Funds held for future distribution                                    137,291                86,684
         Taxes payable                                                          81,640                 9,312
         Accrued expenses                                                      326,907                     -
         Loans from shareholders                                               342,535               134,934
                                                                         --------------        --------------

                  Total current liabilities                                  5,094,689               758,712
                                                                         --------------        --------------

Long-term liabilities
         Property Mortgage                                                     166,405               170,000
         Notes payable                                                       1,098,462               703,295
                                                                         --------------        --------------
                  Total long-term liabilities                                1,264,867               873,295

Stockholders' equity (deficit):

         Preferred  stock, $.0001 par value, 25,000,000 shares
             authorized, 159,000 shares issued and outstanding
             of Series A and B convertible redeemable, $375,000
             aggregate liguidation value                                            16                    14
         Common stock, $ .0001 par value, 50,000,000
             shares authorized, 11,781,327 and 9,519,959
             shares issued and outstanding, respectively                          1178                   952
         Paid in capital in excess of par                                    4,026,911             1,837,183
         Accumulated deficit                                            (    2,881,398)          ( 1,434,090)
         Accumulated other comprehensive loss                           (       46,275)                   -
         Treasury stock, at cost, 89,582 shares                         (       35,833)                   -
                                                                        ---------------        --------------
                                                                             1,064,599              404,059
                                                                        ---------------        --------------

                                                                       $     7,424,155        $    2,036,066
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

                                                    1


                                                 CAMBRIDGE ENERGY CORPORATION
                                                       AND SUBSIDIAIRES

                                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                  FOR THE THREE MONTHS ENDED
                                                 DECEMBER 31, 1999 and 1998




                                                                              1999                   1998
                                                                              ----                   ----
Revenues:

         Oil and gas sales, net of royalties                            $      413,067        $       65,758
         Manufacturing and service                                                   -                44,724
         Lease operating and other income                                        8,640                 2,700
         Other income                                                              240                   826
                                                                         --------------        --------------
                                                                               421,947               114,008
                                                                         --------------        --------------
         Operating expenses:
         Production costs                                                      267,610                41,950
         Exploration costs                                                      67,444                     -
         Manufacturing and Service costs                                             -                22,839
         Marketing expense                                                           -                     -
         General and administrative                                            249,518               238,726
         Depletion                                                               4,755                 1,840
         Depreciation                                                           26,920                 5,034
                                                                         --------------        --------------
                                                                               616,247               310,389
                                                                         --------------        --------------
Interest expense                                                                15,514                 2,417
                                                                         --------------        --------------


Net loss                                                                 $(    209,814)        $(    198,798)
                                                                         ==============        ==============




Net loss per share                                                       $(        .02)        $(        .02)
                                                                         ==============        ==============

Loss per share from operations                                           $(        .02)        $(        .02)
                                                                         ==============        ==============










                           The accompanying notes are an integral part of the financial statements.



                                                 CAMBRIDGE ENERGY CORPORATION
                                                       AND SUBSIDIAIRES

                                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                   FOR THE NINE MONTHS ENDED
                                                  DECEMBER 31, 1999 AND 1998




                                                                               1999                 1998
Revenues:                                                                      ----                 ----

         Oil and gas sales, net of royalties                           $       948,748       $       256,614
         Manufacturing and service                                                   -                44,724
         Lease operating and other income                                       20,834                10,440
         Other income                                                            4,874                 2,693
                                                                       ----------------      ----------------
                                                                               974,456               314,471
                                                                       ----------------      ----------------
Operating expenses:

         Production costs                                                      797,424               158,842
         Exploration costs                                                     192,916                     -
         Manufacturing and Service costs                                             -                22,839
         Marketing expense                                                           -                     -
         General and administrative                                            532,244               508,126
         Depletion                                                              12,748                 8,801
         Depreciation                                                           50,648                15,017
                                                                       ----------------      ----------------
                                                                             1,585,980               713,625
                                                                       ----------------      ----------------

Interest expense                                                                35,720                 9,106
                                                                       ----------------      ----------------


Net loss                                                               $(      647,244)      $(      408,260)
                                                                       ================      ================







Net loss per share                                                      $(         .05)      $(          .04)
                                                                        ===============      ================

Loss per share from operations                                          $(         .05)      $(          .04)
                                                                        ===============      ================






                           The accompanying notes are an integral part of the financial statements.

                                                              3

                                                      CAMBRIDGE ENERGY CORPORATION
                                                             AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 FOR THE QUARTER ENDED DECEMBER 31, 1999



                                                                                         Accumulated Other
                           Preferred Stock      Common Stock     Add'l Paid  Accumulated   Comprehensive   Treasury Stock
                           Shares   Amount   Shares     Amount   In Capital    Deficit         Loss            Amount        Total
                          -------   ------ ----------  -------  ----------   ---------     -------------   --------------  ---------

Balance at March 31,1997      -       -     1,200,000   $ 120    $ 114,875   $(  9,529)     $    -             $   -      $ 105,466

Issuance of common stock
  to repay stockholder
  advances                    -       -     5,184,786   $ 518    $  25,406                                                $  25,924
Issuance of common stock
  for cash,net of $47,858
  of offering costs           -       -     1,941,000   $ 194    $ 728,773                                                $ 728,967
Issuance of common stock
  for services                -       -        15,000   $   2    $  17,498                                                $  17,500
Unrealized loss in
  marketable securities                                                                     ( 40,500)                     $( 40,500)
Net loss                                                                      (976,031)                                    (976,031)
                         --------  -------  ---------  -------  ----------   ----------    ----------     ------------   -----------
Balance at March 31,1998      -     $  -    8,340,746   $ 834    $ 886,552   $(985,560)    $( 40,500)      $       -      $(138,674)

Issuance of preferred
  stock for cash          134,000   $ 13                           334,987                                                  335,000
Issuance of common stock
   for cash                                   406,223      41      314,959                                                  315,000
Issuance of common stock
   for services                               252,000      25      214,525                                                  214,550
Issuance of common stock
   for purchase of
   subsidiaries                             2,635,768     264    2,126,937                                                2,127,201
Reacquired shares held
   in treasury                                                                                              (  23,341)     ( 23,341)
Unrealized loss in
   marketable securities                                                                    (  5,775)                      (  5,775)
Dividends on preferred
   stock                                                                      (  5,452)                                     ( 5,452)
Net loss                                                                    (1,264,547)                                 ( 1,264,547)
                         --------  -------  ---------  -------  ----------  ----------     ----------     ------------   -----------
Balance at March 31,1999  134,000    $ 13  11,634,827  $ 1,164  $3,877,960 $(2,255,559)    $( 46,275)       $( 23,341)  $ 1,553,962

Issuance of preferred
  stock for cash           20,000    $  2                           49,998                                                   50,000
Reacquired shares held
   in treasury                                                                                                (12,492)   (   12,492)

Net loss                                                                      ( 59,507)                                  (   59,507)
                         --------  -------  ---------  -------  ----------  -----------    ----------     ------------   -----------
Balance at June 30,1999   154,000    $ 15  11,634,827  $ 1,164  $3,927,958 $(2,315,066)    $( 46,275)       $( 35,833)  $ 1,531,963

Issuance of preferred
  stock for cash           15,000    $  2                           39,998                                                   40,000
Cancellation of preferred
  stock                   (10,000)   $( 1)                         (24,999)                                                 (25,000)

Net Loss                                                                     (346,860)                                     (346,860)
                         --------  -------  ---------  -------  ----------  -----------    ----------     ------------   -----------
Balance at Sept 30,1999   159,000    $ 16  11,634,827  $ 1,164  $3,942,957 $(2,661,926)    $( 46,275)       $( 35,833)  $ 1,200,103

Issuance of common stock
  for cash                                     15,000        1       9,999                                                   10,000
Issuance of common stock
  for services                                131,500       13      73,955                                                   73,968
Dividends on preferred
  stock                                                                                      ( 9,658)                       ( 9,658)
Net Loss                                                                     (209,814)                                     (209,814)
                         --------  -------  ---------  -------  ----------  -----------    ----------     ------------   -----------
Balance at Dec 31, 1999   159,000    $ 16  11,781,327  $ 1,178  $4,026,911 $(2,871,740)    $( 55,933)       $( 35,833)  $ 1,064,599


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


2. PREFERRED STOCK

To date the Company has issued a total of 159,000 shares of its Series A and Series B, respectively, preferred stock for 2.50 cash per share. Other than in liquidation and redemption at the holders' option, the preferences attached to these series are identical. The shares have a par value of $.0001 and pay an 8.0% per annum non-cumulative dividend payable quarterly. The shares are convertible into common stock at the holders options anytime within 18 months

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




from the date of issue at a conversion price of $1.50 per common share. The shares are redeemable by the Company within 12 months from the date of issue at a per share redemption price of $2.50. The holders of the Series A shares can require redemption at the same price anytime during a period beginning 12 months from the date of issue and ending 14 months from such date. The holders of the Series B shares can also require redemption at the same price anytime during a period beginning six months from the date of issue and ending 12 months from such date.

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

At December 31, 1999, the Company was not obligated under any noncancelable operating or capital lease agreements.


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


Employment and related  agreements
----------------------------------

In January 1998, the Company entered into an employment agreement with an executive officer which provides for the payment of $150,000 in annual salaries and additional compensation based on annualized gross revenues. The agreement expires in December 2002 and, in certain instances, can be extended through December 2007. In October 1998, the Company entered into a consulting and share repurchase agreement with a former officer. The agreement provides for an initial $50,000 payment and monthly payments of $5,000 until such time as a total of $400,000 has been paid under the agreement. The former officer will return to the Company 250,000 common stock shares for each $100,000 of fees paid to him under the agreement. At December 31, 1999, 89,582 shares had been returned to the Company and are being held in the treasury.


4. INCOME TAXES

The Company uses the accrual method of accounting for tax reporting purposes. At March 31, 1999, the Company had net operating loss carryforwards for financial and tax reporting purposes of approximately $2,340,000, which expire through the year 2014.


5. NOTES PAYABLE

The Company borrowed $528,000 on various notes payable. The notes are due at various times throughout year 2000, bear interest at 10.0% and are unsecured.

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

Although product prices have increased during the quarter ended December 31, 1999, company exploration budgets are generally created on a fiscal year basis, so management believes that a general industry wide recovery will take well into calendar year 2000 to achieve any meaningful levels. Industry estimates are for a 4% increase over 1999 budgets.

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


Results of Operations
---------------------

Nine Months ended December 31, 1999 compared to the Nine Months ended December 31, 1998.

For the Nine Months ended December 31, 1999, the company recorded a loss of $647,244 up from $408,260 for the same period the previous year. Revenues increased to $974,456 for the period, up from $314,471 for the same period the previous year. The Company received an average of $2.27 per mcf for its gas up from the average of $1.94 it received for the previous fiscal year. The Company received an average of $22.11 per barrel of oil, up from the average of $12.35 it received during the previous fiscal year

During the quarter, the Company engaged in various rework operations on its properties but delays in partnership contributions have delayed full implementation of its drilling program. During the period, the Company added production from one non operated well and continued work on various acquisition opportunities. Although, the Company believes that various acquisition opportunities will be successful, the completion of these opportunities is dependent of third party financing which has not been committed and there is no assurance that such financing will be made available to the Company for any specific acquisition.

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

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cocoa, State of Florida, on February 22, 2000.


                                          CAMBRIDGE ENERGY CORPORATION

                                          by: /s/ Perry D. West
                                          --------------------------------------
                                          Perry D. West, Chief Executive Officer