Form 10KSB
period 2000-03-31
CAMBRIDGE ENERGY CORP
filed 2000-07-14
CIK 1041633

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended March 31, 2000

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


           215. South Riverside Drive, Suite 12, Cocoa, Florida 32922
           ----------------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code:   (321) 636-6165

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

     State issuer's revenues for its most recent fiscal year. $1,732,417

     State The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of a
specified date within the past 60 days:   $1,689,388

     As of March 31, 2000 there were outstanding 11,790,827 shares of Cambridge Energy Corporation's common stock, par value $.0001 per share.

                          CAMBRIDGE ENERGY CORPORATION
                     Form 10-KSB Report for the Fiscal Year
                              Ended March 31, 2000

                                TABLE OF CONTENTS


                                                                         Page



                                     PART I

Item 1. Business .......................................................  2

Item 2. Properties .....................................................  7

Item 3. Legal Proceedings ..............................................  10

Item 4. Submission of Matters to a Vote of Security Holders ............  11



                                     PART II

Item 5. Market for Registrant's Common Stock and
          Related Stockholder Matters ..................................  11

Item 6. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..........................  11

Item 7. Selected Financial Data ........................................  13

Item 8. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ..........................  13



                                    PART III

Item 9. Directors and Executive Officers of the Registrant ............   14

Item 10. Executive Compensation ........................................  15

Item 11. Security Ownership of Certain Beneficial
          Owners and Management ........................................  16

Item 12. Certain Relationships and Related Transactions ................  17



                                     PART IV

Item 13. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K ..........................................  18

SIGNATURE ..............................................................  19

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

     In order to provide for rapid growth, the Company has expanded its strategy to include the exploration of offshore reserves, both in the US and outside the US. There is no assurance that the Company will be able to obtain the capital required to fully exploit this opportunity for expanded growth or that such growth will result in profits to the Company.

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

 Operations

     The Company expects that it will continue to engage in both development and exploratory drilling operations. Such activities were limited in 1998 in 1999, due to industry conditions. However, the Company intends to pursue a diversified inventory of exploratory and development prospects. The current portfolio includes lower-risk development and exploratory prospects, as well as higher risk exploratory prospects with greater potential. The objective of the Company's near-term strategy is maximization of the value of its existing prospect inventory while reducing its cost and risk exposure. In the near term, the Company plans to retain a 10% to 50% direct working interest in each prospect, plus any carried or reversionary interest retained as part of sales to industry partners. Direct participation may increase as corporate cash flows and capital resources increase. Drilling prospects may result from the evaluation of acquisitions. Drilling activities, whether exploratory or developmental, are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that any new wells drilled by the Company will recover all or any portion of the related investment. The cost of drilling, completing and operating wells is often uncertain and cost overruns can occur. The Company's drilling operations might be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company's control. These factors include financial resources of the Company or its partners, commodity prices, land and title issues, mechanical problems, weather conditions and compliance with governmental requirements. Unsuccessful drilling activities may have a material adverse effect on the Company.

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

     The Company's future performance depends upon its ability to acquire and develop additional oil and gas reserves that are economically recoverable. The Company intends to continue its acquisition, development and drilling activities. The Company has completed its review of various prospects and acquisitions and expects during the coming year to close additional acquisitions and drill or participate in additional wells, however no assurances can be given that the Company will be successful or will have sufficient cash flow or sources of external capital to acquire, develop or discover additional reserves at an economical cost Without successful acquisition, development and exploration activities, the Company's reserves will decline. Competitive Business Conditions

     The Company encounters strong competition from major and independent companies in acquiring properties and leases for production operations, exploration and development. The principal competitive factors in the acquisition of such oil and gas properties include the staff and data necessary to identify, investigate and purchase such leases, and the financial resources necessary to acquire and develop such leases. Many of the Company's competitors have financial resources, staffs and facilities substantially greater than those of the Company.

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

Oil and Gas Operations: (see also Management Discussion and Analysis)

     The Company realized from the sale of its production for the fiscal year ended March 31, 2000, $21.87 per barrel of oil and $2.15 per mcf of gas.

                                                  Year Ended
                                                   March 31,
                                              1999           2000
                                              ----           ----
Gas Production (Mcf)                        200,985         90,854
Oil Production (bbls)                         4,163         24,015
Average Price of Gas (per mcf)                $1.86          $2.15
Average Price of Oil (per bbls)              $11.93         $21.87


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

     The Company also maintains engineering offices in Lafayette, Louisiana, as part of its consulting contract with G & A International, Inc. for engineering services. The Company is obligated for a fee of $24,000 per month for the engineering services and office space and support, a portion of which it is reimbursed as engineering costs for each project are attributed to the working interest partners.

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

     Houma Field Continued Development: The Houma Field project initially consisted of two wells, one development well to be drilled to gas and oil/condensate that remain in reservoirs that produced in wells down dip from the Calvert & Todd No. 1 development well location or reservoirs that were productive by log analysis but never produced, and one well to be drilled to test the up-thrown untested fault block on the acreage. The initial well, the Calvert & Todd No.1, described above, was a 12,500' normal pressured Krumbhaar Sand test drilled on the crest of a downthrown fault closure to produce bypassed pay in the First Krumbhaar Sand as well as recoverable reserves from as many as five partially depleted Krumbhaar gas sand reservoirs. There were also several Tex. W. and Big (3) Sands that were logged as pay in the new well. The company expects to continue the development and production of this well.

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

     Big Island Field: This is a 140 acre property Cambridge Energy expects to continue development of this property in Rapides Parish, Louisiana, which includes an existing oil well known as the Floyd A-1 well. Geologically, the Floyd A-1 well is situated at the net oil's edge of a Hudson Sand channel and produces water along with the oil from this Wilcox Sand. As part of the continued development of the Big Island Field, this well will be enhanced by equipping it with a larger pump. The Wilcox formation throughout this region produces water along with the oil shortly after being placed on production. The amount of water increases in the later life of the wells. The Floyd A-1 well should produce for another 10-20 years. The Company purchased a salt water disposal well as part of the Big Island acreage that services the Floyd A-1 well and will service the two additional wells that the Company is preparing to drill on these properties.

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

     During the fiscal year 1999, the Company began rework operations on the West Lake Arthur Field. This is a 352 acre oil producing property located in Jefferson Davis Parish, Louisiana. It includes an existing well bore that the Company intends to recomplete in new pay zones shown on the logs, as well as one new "sidetrack" well the Company intends to drill. The first project will be the Edgewater (TGT) Morgan Plantation No.1 well as a re-entry and re-completion project of a previously produced well. The well was originally drilled by Tennessee Gas Transmission in 1957. It is still completed in the original perforated interval and no additional work was done to alter this completion since that date. The Company has purchased this well bore and equipment from the land owners and owns the rights to the reservoirs to 13,500' by virtue of the lease agreement. A re-completion in this well bore will be only one of the revenue streams possible from the reservoirs under the lease block owned by the Company in this field. These evaluations will be made after this first well has been put on production. The Edgewater well bore has four zones that are productive by either down dip production history, core analysis and/or log analysis. The re-entry and workover will provide a five year moratorium of severance taxes that amounts to 12.5% of gross sales.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

                                     PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

     (a) Market Information

     The Company's common stock is listed on the OTC Bulletin Board of the NASD, and began trading on November 24, 1997. The high and low bid prices since the quarter then ending March 31, 2000, are as follows:

Quarter Ending:
                                              Bid
                                     High               Low
                                    -----              -----
March 31, 1998                      1 1/8              1 1/8
June 30, 1998                       1 7/8              1
September 30, 1998                  1 1/2              3/4
December 31, 1998                   1 1/16             .81
March 31, 1999                        7/8              5/16
June 30, 1999                         1/2              7/16
September 30, 1999                    1/2              7/16
December 31, 1999                     9/16             3/8
March 31, 2000                        5/16             5/16


     These bid prices were obtained from Prophet Information Services, Inc. and do not necessarily reflect actual transactions, retail mark-ups, mark-downs or commissions. The transactions include inter-dealer transactions.

     (b) Holders

     As of March 31, 2000, the number of holders of the Company's common shares was 122.

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

Results of Operations

Twelve months ended March 31,1999 compared to twelve months ended March 31,1998

     The Company recorded a net loss of $421,673 for the year ended March 31, 2000 down from $1,270,322 for the year ended March 31, 1999. Revenues increased to $1,732,417 over $562,026 the previous year due to the increase in U.S. production, service income and international production. General and Administrative expenses decreased to $953,190 over $1,494,120 for the previous year.

     The Company realized some added gains in oil production during the year due to an added production period resulting in the following:

                                                  Year Ended
                                                   March 31,
                                              1999           2000
                                              ----           ----
Gas Production (Mcf)                        200,985         90,854
Oil Production (bbls)                         4,163         24,015
Average Price of Gas (per mcf)                $1.86          $2.15
Average Price of Oil (per bbls)              $11.93         $21.87


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


Material Commitments for Capital Expenditures:

     The Company has made no material commitments for these future projects other than to acquire and pay for the respective leases. Each drilling and/or rework project is stand-alone and although the Company is in constant discussion with prospective working interest partners on each potential project, commitments for the actual drilling or rework and site preparation operations are generally not made for each project until the Company has received the funds from its working interest partners and the funds for its portion of the working interest are in place. The leases the Company holds are renewable annually unless "held by production". If the leased property has a producing well that is providing royalty payments to the leaseholders, then annual lease payments and renewals are not required. Cambridge Energy strives to accomplish the drilling or rework planned for each property within the year first leased. When that does not occur, management reviews the potential of each property as its leases which have come up for renewal and makes a decision whether or not to renew each lease in light of the Company's business planning at that time. During fiscal year 1999, the Company had $73,185 in lease depreciation expenditures.

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

Item 7.  Selected Financial Data.

     The necessary financial information from the Company's foreign subsidiary, Intermega Energy, PTE LTD, was not made available in sufficient time for the Company's auditors to complete the audit report prior to June 30, 2000.

Item 8. Changes in and Disagreements with Accountants on Accounting And Financial Disclosure.

          None

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

     (a) Identification of Directors and Executive Officers.

     (1)                  (1)                (2)                (3)
     Name                 Age               Term*              Served

Perry Douglas West                         Elected             Since
Chairman and CEO           53              Annually          Inception



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

Item 10.  Executive Compensation

     Cash Compensation:

     The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the periods indicated to its directors and executive officers:


                           SUMMARY COMPENSATION TABLE


Name & Position         Fiscal Year      Salary      Bonus    Other Compensation

Perry D. West               1997(1)        -0-        -0-               -0-
Chairman/CEO                1998(2)     $40,615       -0-             $45,000
                            1999(3)     $55,385       -0-               -0-
                            2000(4)     $ 3,692       -0-               -0-


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

3)April 1, 1999 - March 31, 2000

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners

--------------------------------------------------------------------------------
(1)            (2)                      (3)                      (4)
Title of       Name and Address         Amount and Nature        Percent of
Class          of Beneficial Owner      of Beneficial Owner      Class
--------------------------------------------------------------------------------

Common       Lee M. Payne               Former Executive Vice
             1295 Rockledge Drive       President/Director
             Rockledge, Florida 32955   3,192,393 Shares*        27.1


     (b) Security Ownership of Management

     The following table sets forth the share holdings of the Company's directors and executive officers as of March 31, 2000, with these computations based upon 11,790,827 shares of common stock being outstanding, and no options granted being exercised.

--------------------------------------------------------------------------------
(1)            (2)                      (3)                      (4)
Title of       Name and Address         Amount and Nature        Percent of
Class          of Beneficial Owner      of Beneficial Owner      Class
--------------------------------------------------------------------------------

Common       Perry Douglas West         Chairman and CEO         27.1
             P.O. Box 1656              3,192,393 Shares*
             Cocoa, Florida 32923

Common       Lee M. Payne
             1295 Rockledge Drive
             Rockledge, Florida 32955   3,192,393 Shares**       27.1

Common       Officers and Directors
             as a Group                 6,384,786 Shares         54.2

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

     Shareholder Loans. During the fiscal year ending March 31, 1999, the executive officer and director of the Company, Mr. West, made shareholder loans to the Company for operating expenses totaling $36,541, for a total outstanding shareholder loans of $128,675. These amounts were initially loaned at no interest, and will be reimbursed at such time as cash flow permits.

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

(2) This exhibit was previously filed as an exhibit to the Registrant's Form 10K-SB filed August 20, 1999 and is herein incorporated by reference.



(b.)     Reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cocoa, State of Florida, on July 14, 2000.



                                    CAMBRIDGE ENERGY CORPORATION


                                     By:  /s/ Perry Douglas West
                                       -------------------------
                                         Perry Douglas West
                                         Chairman and Chief Executive Officer