Form 10KSB/A
period 2000-03-31
CAMBRIDGE ENERGY CORP
filed 2000-08-28
CIK 1041633

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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $1,693,003

     State The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of June 30, 2000: $8,109,062

     As of March 31, 2000 there were outstanding 11,790,827 shares of Cambridge Energy Corporation's common stock, par value $.0001 per share.

                          CAMBRIDGE ENERGY CORPORATION
                     Form 10-KSB Report for the Fiscal Year
                              Ended March 31, 2000

                                TABLE OF CONTENTS


                                                                         Page



                                     PART I

Item 1. Business .......................................................  2

Item 2. Properties .....................................................  7

Item 3. Legal Proceedings ..............................................  10

Item 4. Submission of Matters to a Vote of Security Holders ............  10



                                     PART II

Item 5. Market for Registrant's Common Stock and
          Related Stockholder Matters ..................................  11

Item 6. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..........................  11

Item 7. Selected Financial Data ........................................  14

Item 8. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ..........................  32



                                    PART III

Item 9. Directors and Executive Officers of the Registrant ............   32

Item 10. Executive Compensation ........................................  33

Item 11. Security Ownership of Certain Beneficial
          Owners and Management ........................................  34

Item 12. Certain Relationships and Related Transactions ................  35



                                     PART IV

Item 13. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K ..........................................  36

SIGNATURE ..............................................................  37

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

The Company

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

Forward-Looking Information

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

Environmental and Government Compliance and Costs

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

Oil and Gas Operations (see also Management Discussion and Analysis)

     The Company realized from the sale of its production for the fiscal year ended March 31, 2000, $21.87 per barrel of oil and $2.15 per mcf of gas.

                                                  Year Ended
                                                   March 31,
                                              2000           1999
                                              ----           ----
Gas Production (Mcf)                        111,869         200,985
Oil Production (bbls)                        73,131           4,163
Average Price of Gas (per mcf)                $2.15           $1.86
Average Price of Oil (per bbls)              $21.87          $11.93


Employees, Consultants and Contractors

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

     The Company owns Triton Wellhead & Manufacturing, Inc., ("Triton"), a manufacturer of wellhead and valve devises serving primarily the oil and gas industry. Triton includes a 14,000 square foot manufacturing facility in Broussard, Louisiana, along with machine equipment, raw stock and finished product inventory, and engineering drawings for its product catalog. The purchase of this property by the Company added approximately $925,000 in assets to the Company, and $388,000 in long term debt. The Company currently maintains this property for its own use in support of its own operations.

Current Oil and Gas Properties

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

     This well was not producing as of March 31, 2000, and lease payments for the year are due and payable.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None

                                     PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

     (a) Market Information

     The Company's common stock is listed on the OTC Bulletin Board of the NASD, and began trading on November 24, 1997. The high and low bid prices at quarter ending through March 31, 2000, are as follows:

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

Results of Operations

Twelve months ended March 31,2000 compared to twelve months ended March 31,1999

     The Company recorded a net loss of $533,306 for the year ended March 31, 2000 down from $1,270,322 for the year ended March 31, 1999. Revenues increased to $1,693,003 over $562,026 the previous year due to the increase in U.S. production, service income and international production. General and Administrative expenses decreased to $912,510 over $1,494,120 for the previous year.

     The Company realized some added gains in oil production during the year due to an added production period resulting in the following:

                                                  Year Ended
                                                   March 31,
                                              2000           1999
                                              ----           ----
Gas Production (Mcf)                        111,869         200,985
Oil Production (bbls)                        73,131           4,163
Average Price of Gas (per mcf)                $2.15           $1.86
Average Price of Oil (per bbls)              $21.87          $11.93


     Due to industry conditions and resulting delays in partner contributions, the Company's drilling program proceeded at a slower pace than expected through the engineering phase and the Company expects to have drilling operations underway during the third quarter of the current fiscal year. The Company expects to increase its acquisition activity during the current fiscal year.

Liquidity

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

     During Fiscal Year 2000 the Company raised additional capital in the amount of $528,000 through private sale of preferred shares. Based on acquisitions currently in negotiation, the Company expects to undertake the placement of a significant financial institution credit facility or other structured debt facility during the coming fiscal year. This would provide additional funding for expansion to be consistent with the Company growth strategy. Although management believes that this will be accomplished during the current fiscal year, there can be no assurance that such a facility will be forthcoming or that sufficient funds will be available to meet the requirements of the Company's growth strategy.

Material Commitments for Capital Expenditures

     The Company has made no additional material commitments during the fiscal year ended March 31, 2000. Each drilling and/or rework project is stand-alone and although the Company is in constant discussion with prospective working interest partners on each potential project, commitments for the actual drilling or rework and site preparation operations are generally not made for each project until the Company has received the funds from its working interest partners and the funds for its portion of the working interest are in place. The leases the Company holds are renewable annually unless "held by production". If the leased property has a producing well that is providing royalty payments to the leaseholders, then annual lease payments and renewals are not required. Cambridge Energy strives to accomplish the drilling or rework planned for each property within the year first leased. When that does not occur, management reviews the potential of each property as its leases which have come up for renewal and makes a decision whether or not to renew each lease in light of the Company's business planning at that time. During fiscal year 2000, the Company had $73,185 in lease depreciation expenditures.

     The Company has committed to provide $500,000 in cash, plus $250,000 for the repurchase of certain shares associated with the transaction, to finalize the payment for the purchase of Indonesian production now under contract, which was due on or before January 4, 1999. The transaction was closed with the exchange of stock between the Company and the owners of the company that owned the production. Although the certain monies have been paid on behalf of the transaction, the Company is obligated to pay additional amounts to the sellers as a part of the transaction. The Company has under negotiation several facilities to provide these funds however, it does not have a commitment in place and there is no assurance when a commitment will be forthcoming.

Item 7.  Selected Financial Data.


                            TURNER, STONE & COMPANY
                            12700 Park Central Drive
                                   Suite 1610
                              Dallas, Texas 75251

                          Independent Auditor's Report


Board of Directors and Stockholders
Cambridge Energy Corporation
    and subsidiaries
Cocoa, Florida


We have audited the accompanying consolidated balance sheets of Cambridge Energy Corporation and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cambridge Energy Corporation and subsidiaries at March 31, 2000 and 1999, and the consolidated results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

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


/s/ Mr. Ed Turner
----------------------------
Certified Public Accountants
August 28, 2000


                                           CAMBRIDGE ENERGY CORPORATION
                                                 AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                             MARCH 31, 2000 AND 1999



                                                     Assets
                                                     ------
                                                                               2000                  1999
                                                                               ----                  ----
Current assets:

         Cash                                                              $   123,289           $    33,211
         Accounts receivable, trade                                            930,677               357,622
         Inventory, materials and supplies                                     216,617               216,617
         Prepaid expenses                                                      980,580               395,808
         Marketable equity securities,
              at fair value                                                          -                18,750
                                                                           -----------           -----------
                  Total current assets                                       2,251,163             1,022,008
                                                                           -----------           -----------
Property and equipment, net of $117,598 and
     $43,488 of accumulated deprecation                                      1,059,172             1,132,885
                                                                           -----------           -----------
Oil and gas properties, accounted for
     using the successful efforts method:

         Oil and gas interests, proved properties, net
             of $37,483 and $14,868 of accumulated
             depletion                                                       4,452,109             4,441,416

         Support equipment, at cost, net of
             $19,710 and $13,513 of accumulated
             depreciation                                                       13,545                18,453
                                                                           -----------           -----------
                                                                             4,465,654             4,459,869
                                                                           -----------           -----------
                                                                           $ 7,775,989           $ 6,614,762
                                                                           ===========           ===========







                           The accompanying notes are an integral part of the financial statements.



                                               CAMBRIDGE ENERGY CORPORATION
                                                      AND SUBSIDIARIES
                                                CONSOLIDATED BALANCE SHEETS
                                                  MARCH 31, 2000 AND 1999


                                          Liabilities and Stockholders' Equity
                                          ------------------------------------

                                                                               2000                  1999
Current liabilities:                                                           ----                  ----

         Accounts payable, trade                                           $ 2,337,730           $ 1,934,868
         Accrued expenses                                                      346,661               214,140
         Drilling advances                                                   2,301,209             1,733,204
         Royalty interests payable                                              98,918               136,849
         Loans from stockholders                                               800,531               775,334
         Notes payable                                                         737,867               266,405
                                                                           -----------           -----------
                  Total current liabilities                                  6,622,916             5,060,800
                                                                           -----------           -----------
Commitments and contingencies                                                        -                     -

Stockholders' equity:

         Preferred stock, $ .0001 par value,
             25,000,000 shares authorized, 159,500 and
             134,000 shares issued and outstanding
             of various series of convertible redeemable,
             $470,461 aggregate liquidation value                                   16                    13
         Common stock, $ .0001 par value,
             50,000,000 shares authorized,
             11,790,827 and 11,634,827 shares
             issued and outstanding, respectively                                1,179                 1,164
         Paid in capital in excess of par                                    4,055,473             3,877,960
         Accumulated deficit                                               ( 2,867,762)          ( 2,255,559)
         Accumulated other comprehensive
             income (loss)                                                           -           (    46,275)
         Treasury stock, at cost, 89,582 and
             58,352 shares, respectively                                   (    35,833)          (    23,341)
                                                                           -----------           -----------
                                                                             1,153,073             1,553,962
                                                                           -----------           -----------
                                                                           $ 7,775,989           $ 6,614,762
                                                                           ===========           ===========







                        The accompanying notes are an integral part of the financial statements.


                                           CAMBRIDGE ENERGY CORPORATION
                                                 AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                            AND COMPREHENSIVE INCOME
                               FOR THE YEARS ENDED MARCH 31, 2000 AND MARCH 31, 1999



                                                                               2000                  1999
                                                                               ----                  ----
Revenues:
         Oil and gas sales, net of royalties                               $ 1,614,780           $   529,305
         Lease operating and other income                                       78,223                32,721
                                                                           -----------           -----------

                                                                             1,693,003               562,026
                                                                           -----------           -----------
Operating expenses:
         Production costs                                                    1,142,717               102,794
         Exploration costs                                                       8,459               140,771
         Marketing expenses                                                          -                 9,305
         General and administrative                                            912,510             1,494,120
         Depletion                                                              22,615                11,476
         Depreciation                                                           80,307                50,079
                                                                           -----------           -----------

                                                                             2,166,608             1,808,545
                                                                           -----------           -----------

Operating loss                                                              (  473,605)           (1,246,519)

Interest expense                                                            (   59,701)               18,028
                                                                           -----------           -----------

Net loss                                                                    (  533,306)           (1,264,547)

Other comprehensive income, net of tax:
         Unrealized gain (loss) in value of
             marketable securities                                                   -            (    5,775)
                                                                           -----------           -----------

Comprehensive loss                                                         $(  533,306)          $(1,270,322)
                                                                           ===========           ===========

Net loss per share:
         Basic                                                             $(      .05)          $(      .13)
         Diluted                                                           $(      .05)          $(      .13)










                            The accompanying notes are an integral part of the financial statements.

                                                       CAMBRIDGE ENERGY CORPORATION
                                                             AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED MARCH 31, 2000 AND MARCH 31, 1999



                                                                                         Accumulated Other
                           Preferred Stock      Common Stock     Add'l Paid  Accumulated   Comprehensive   Treasury Stock
                           Shares   Amount   Shares     Amount   In Capital    Deficit         Loss            Amount        Total
                          -------   ------ ----------  -------  ----------   ---------     -------------   --------------  ---------

Balance at March 31,1997      -       -     1,200,000   $ 120    $ 114,875   $(  9,529)     $    -             $   -      $ 105,466

Issuance of common stock
  to repay stockholder
  advances                    -       -     5,184,786   $ 518    $  25,406                                                $  25,924
Issuance of common stock
  for cash,net of $47,858
  of offering costs           -       -     1,941,000   $ 194    $ 728,773                                                $ 728,967
Issuance of common stock
  for services                -       -        15,000   $   2    $  17,498                                                $  17,500
Unrealized loss in
  marketable securities                                                                     ( 40,500)                     $( 40,500)
Net loss                                                                     (976,031)                                     (976,031)
                         --------  -------  ---------  -------  ----------  ----------     ----------     ------------   -----------
Balance at March 31,1998      -     $  -    8,340,746   $ 834    $ 886,552  $(985,560)     $( 40,500)      $       -      $(138,674)

Issuance of preferred
  stock for cash          134,000   $ 13                           334,987                                                  335,000
Issuance of common stock
   for cash                                   406,223      41      314,959                                                  315,000
Issuance of common stock
   for services                               252,000      25      214,525                                                  214,550
Issuance of common stock
   for purchase of
   subsidiaries                             2,635,768     264    2,126,937                                                2,127,201
Reacquired shares held
   in treasury                                                                                              (  23,341)     ( 23,341)
Unrealized loss in
   marketable securities                                                                    (  5,775)                      (  5,775)
Dividends on preferred
   stock                                                                     (  5,452)                                      ( 5,452)
Net loss                                                                   (1,264,547)                                  ( 1,264,547)
                         --------  -------  ---------  ------- ---------- ------------     ----------     ------------   -----------
Balance at March 31,1999  134,000    $ 13  11,634,827  $ 1,164 $3,877,960 $(2,255,559)     $( 46,275)       $( 23,341)  $ 1,553,962

Issuance of preferred
  stock for cash           35,500    $  4                         116,559                                                   116,563
Repurchase of preferred
  stock for cash          (10,000)   (  1)                        (24,999)                                                 ( 25,000)
Issuance of common stock
   for cash                                   156,000       15     85,953                                                    85,968
Reacquired shares held
   in treasury                                                                                              (  12,492)     ( 12,492)
Reclassification adjustment
   for unrealized appreciation                                              ( 46,275)        46,275                              -
Dividends on preferred
   stock                                                                     ( 32,622)                                      (32,622)
Net loss                                                                     (533,306)                                     (533,306)
                         --------  -------  ---------  ------- ---------- ------------     ----------     ------------   -----------
Balance at March 31,2000  159,500    $ 16  11,790,827  $ 1,179 $4,055,473 $(2,867,762)     $       -        $( 35,833)  $ 1,153,073





                                  The accompanying notes are an integral part of the financial statements.




                                              CAMBRIDGE ENERGY CORPORATION
                                                     AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED MARCH 31, 2000 AND MARCH 31, 1999



                                                                              2000                  1999
                                                                              ----                  ----
Cash flows from operating activities:

         Oil and gas sales received                                    $     1,118,519       $       900,356
         Interest received                                                       1,429                 2,930
         Cash paid to employees                                         (       57,481)       (      186,640)
         Cash paid to suppliers                                         (    1,403,713)       (      718,702)
         Interest paid                                                  (       59,701)       (       18,028)
         Income taxes paid                                                           -                     -
                                                                        --------------        --------------

         Net cash used in operating activities                          (      400,947)       (       20,084)
                                                                        --------------        --------------
Cash flows from investing activities:

         Cash paid in IEP acquisition,
             less cash acquired                                                      -        (       35,585)
         Purchase of property and equipment                             (       34,994)       (       37,204)
         Purchase of oil interests                                                   -        (       44,521)
                                                                        --------------        --------------

         Net cash used in investing activities                          (       34,994)       (      117,310)
                                                                        --------------        --------------
Cash flows from financing activities:

         Advances from stockholders                                             43,948                85,400
         Repayment of advances from stockholders                                     -        (       80,000)
         Issuance of common and preferred stock                                116,563               650,002
         Proceeds from notes payable                                           403,000                30,000
         Repayments of notes payable                                                 -        (      503,595)
         Repurchase of preferred stock                                  (       25,000)                    -
         Treasury stock purchased                                       (       12,492)       (       23,341)
                                                                        --------------        --------------

         Net cash provided by financing activities                             526,019               158,466
                                                                        --------------        --------------

Net increase in cash                                                            90,078                21,072

Cash at beginning of period                                                     33,211                12,139
                                                                        --------------        --------------
Cash at end of period                                                  $       123,289       $        33,211
                                                                        ==============        ==============





                        The accompanying notes are an integral part of the financial statements.



                                                     CAMBRIDGE ENERGY CORPORATION
                                                           AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         FOR THE YEARS ENDED MARCH 31, 2000 AND MARCH 31, 1999


                                                Reconciliation of Net Loss to Net Cash
                                                     Used in Operating Activities



                                                                               2000                  1999
                                                                               ----                  ----

Net loss                                                               $(      533,306)      $(    1,264,547)
                                                                        --------------        --------------
Adjustment to reconcile net loss to net
     cash used in operating activities
     (changes in assets and liabilities,
     net of effect from purchase of subsidiaries):

         Depreciation and depletion                                            102,922                61,555
         Common stock issued for services                                       85,967               214,550
         Note payable issued for services and accrued
             interest                                                           68,462                     -
         (Increase) decrease in accounts receivable, trade              (      573,055)              341,260
         (Increase) decrease in inventory                                            -        (       18,935)
         (Increase) decrease in prepaid expenses                        (      584,772)       (      251,168)
         Increase (decrease) in accounts payable, trade                        402,862        (      944,492)
         Increase (decrease) in accrued expenses                                99,899               214,140
         Increase (decrease) in drilling advances                              568,005             1,490,704
         Increase (decrease) in royalty interests payable               (       37,931)              136,849
                                                                        --------------        --------------

     Total adjustments                                                         132,359             1,244,463
                                                                        --------------        --------------

Net cash used in operating activities                                  $(      400,947)      $(       20,084)
                                                                        ==============        ==============


                                              Supplemental Schedule of Non-Cash Investing
                                                       and Financing Activities

Issuance of common stock in exchange for net
     assets of corporations accounted for as purchases                 $             -       $     2,127,201









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

     The Company acquired 100% of the outstanding common stock of Triton Wellhead & Manufacturing, Inc. (TWM), a U.S. corporation, on September 30, 1998 in exchange for 762,354 common stock shares valued at $.64 per share, $5,000 cash, the issuance of a $95,000 note payable and the assumption of $366,944 of liabilities (Note 8). TWM manufactures values and other wellhead control devices (Note 9). The accompanying consolidated statement of operations and comprehensive income include TWM's results of operations subsequent to September 30, 1998.

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

     The following pro forma information for the year ended March 31, 1999 is presented as if the above acquisitions had occurred as of April 1, 1997, the beginning of the earliest period presented in the accompanying consolidated financial statements. For the year ended March 31, 2000, there is no differences between actual operating results and pro forma amounts shown below.

                                           Years Ended
                                            March 31,
                                       ------------------
                                       2000           1999
                                       ----           ----
           Revenues               $  1,693,003    $  3,138,753
           Net loss               $(   533,306)   $( 1,444,277)
           Net loss per share     $(       .05)   $(      .015)


Principles of consolidation

     The accompanying consolidated financial statements include the general accounts of the Company and its wholly owned subsidiaries, Triton Wellhead and Manufacturing, Inc. (TWM) and Intermega Energy PTE, Ltd. (IEP). All intercompany transactions and accounts have been eliminated in the consolidation and each subsidiary corporation has a fiscal year end of March 31.

                           CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Marketable equity securities

     The Company owns 75,000 common stock shares of a corporation publicly traded on NASDAQ Small Cap market (Note 5). Pursuant to Financial Accounting Standards No. 115 these securities are classified as available-for-sale and are recorded in the accompanying financial statements at their fair value based on the quoted market price of the stock. At March 31, 2000 and 1999, unrealized gains and losses on these securities totaled $ -0- and $(46,275), respectively and have been charged to comprehensive earnings.

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

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow

     For purposes of the statement of cash flows, cash includes demand deposits and time deposits with maturities of less than three months. None of the Company's cash is restricted.

Net loss per share

     Basic loss per share amounts are computed by dividing the net loss plus preferred stock dividends by the weighted average number of common stock shares outstanding. Diluted loss per share amounts reflect the maximum dilution that would have resulted from the conversion of the preferred stock shares (Note 2). At March 31, 2000 and 1999, diluted loss per share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding plus the assumed conversion of preferred stock shares into an equivalent of 140,203 and 50,283, respectively, common stock shares. No effect has been given to the assumed exercise of stock options or warrants because the effect would be antidilutive.

     For the years ended March 31, 2000 and 1999, basic loss per share amounts are based on 11,722,426 and 9,575,117 weighted average shares of common stock outstanding, respectively. Diluted loss per share amounts are based on 11,862,629 and 9,625,400 weighted average shares of common stock outstanding, respectively.

2. PREFERRED STOCK

     For the years ended March 31, 2000 and 1999, the Company issued 20,000 and 124,000, respectively and 0 and 10,000 shares, respectively, of its Series A and Series B, respectively, preferred stock for $2.50 cash per share. Other than in liquidation and redemption at the holders' option, the preferences attached to these series are identical. The shares have a par value of $.0001 and pay an 8.0% per annum non-cumulative dividend payable quarterly. The shares are convertible into common stock at the holders options anytime within 18 months from the date of issue at a conversion price of $1.50 per common share. The shares are redeemable by the Company within 12 months from the date of issue at a per share redemption price of $2.50. The holders of the Series A shares can require redemption at the same price anytime during a period beginning 12 months from the date of issue and ending 14 months from such date. The holders of the Series B shares can also require redemption at the same price anytime during a period beginning six months from the date of issue and ending 12 months from such date.

     In August 1999, the Company issued 15,000 shares of its class B convertible preferred stock for $1.00 cash per share. The shares have a par value of $.0001 and pay an 8.0% per annum non-cumulative dividend. The shares are convertible into common stock at the holder's option anytime prior to April 1, 2000 at a conversion price of $2.50 per common share. The shares are redeemable by the Company after April 1, 2000 at a per share redemption price of $2.50 plus accrued dividends.

     In November 1999, the Company issued 500 shares of its Class B Convertible Redeemable preferred shares. The shares have a value of $.0001 and pay 10% per annum payable semiannually. Each share is convertible into 100 common stock shares at the holder's option anytime after the completion of the offering. The shares are redeemable by the Company 12 months after the date of issue but only after the common stock market price is greater than $2.00 per share for 20 consecutive days at a conversion price of 105% of the issue price.

     In liquidation, the holders of the various series are entitled to receive an amount equal to their purchase price of the shares plus declared but unpaid dividends. Series A holders have liquidation preference over the Series B holders, Series B holders have liquidation preference over Class A holders, Class A holders have liquidation preference over Class B holders and the holders of all series have liquidation preference over the common stockholders.

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     At March 31, 2000 and 1999, accrued dividends payable related to these shares totaled $38,074 and $5,452, respectively. 12

3. COMMITMENTS AND CONTINGENCIES

Leases

     The Company's home office facilities are currently being provided without charge by a corporation owned by the Company's president. The fair rental value of this space provided is not material. The Company's Singapore offices are currently leased on a month to month basis from a corporation owned by another of the Company's stockholders. For the years ended March 31, 2000 and 1999, rent expense under these rental arrangements totaled $1,620 and $21,824, respectively.

     At March 31, 2000, the Company was not obligated under any noncancelable operating or capital lease agreements.

Litigation

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

     In October 1998, the Company entered into a consulting and share repurchase agreement with a former officer. The agreement provides for an initial $50,000 payment and monthly payments of $5,000 until such time as a total of $400,000 has been paid under the agreement. The former officer will return to the Company 250,000 common stock shares for each $100,000 of fees paid to him under the agreement. At March 31, 2000 and 1999, 89,582 and 58,352 shares, respectively, had been returned to the Company and are being held in the treasury.

4. INCOME TAXES

     The Company uses the accrual method of accounting for tax reporting purposes. At March 31, 2000, the Company had a net operating loss carryforwards for financial and tax reporting purposes of approximately $2,840,000 which expire through the year 2014.

     Deferred income taxes are recognized for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax bases of those assets and liabilities that will result in taxable or deductible amounts in future years.

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     For the years ended March 31, 2000 and 1999, pursuant to Statement of Financial Accounting Standards No. 109, the Company has recognized deferred tax assets and liabilities which have been offset by valuation allowances in the same amount. Significant components of the Company's deferred tax assets and liabilities are summarized below.

                                                     2000             1999
     Deferred tax assets:                            ----             ----

          Net operating loss carryforward       $   958,263       $   785,970
                                                ------------      ------------

     Deferred tax liability:

          Intangible drilling costs                  47,646            32,268
          Depletion                              (   12,585)       (    4,896)
                                                ------------      ------------
                                                     35,061            27,372
                                                ------------      ------------

                                                    993,324           758,598

      Valuation allowance                        (  993,324)       (  758,598)
                                                ------------      ------------
      Net deferred tax asset (liability)        $         -       $         -
                                                ============      ============



     A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended March 31, 2000 and 1999 is as follows.

                                                     2000                1999
                                                     ----                ----

       Tax computed at statutory rate           $   181,324       $   429,946
       Benefit of operating loss carryforward    (  181,324)       (  429,946)
                                                ------------      ------------
       Income tax expense                       $         -       $         -
                                                ============      ============


5. RELATED PARTY TRANSACTIONS

Stockholders

     During the years ended March 31, 2000 and 1999, the Company (and its subsidiaries) received cash advances from several of its stockholders totaling $43,948 and $85,400, respectively and repaid $0 and $80,000, respectively of these advances. The Company also owes a stockholder $500,000 as partial consideration for the acquisition of IEP (Note 1). These advances are non interest bearing, unsecured and payable upon demand.

     On April 2, 1999, the Company's marketable equity securities, with a fair value of $18,750, were transferred to a stockholder as a reduction of these advances.

6. FINANCIAL INSTRUMENTS

     The Company's financial instruments, which potentially subject the Company to credit risks, consist of its cash, accounts receivable and notes payable.

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

7. STOCK OPTIONS AND WARRANTS

     During the years ended March 31, 2000 and 1999, the Company issued various stock options and warrants to employees and others. The Company uses the intrinsic value method of accounting for stock options. Compensation cost for options granted has not been recognized in the accompanying financial statements because the exercise prices exceeded the current market prices of the Company's common stock on the dates of grant. The options and warrants expire between April 1998 and June 2002 and are exercisable at prices from $.50 to $5.00 per option or warrant.

     The following is a schedule of the activity relating to the Company's stock options and warrants. Other than the 666 warrants which expired during the year ended March 31, 1999, all other amounts relate to stock options the Company has issued.

                                          Year Ended                           Year Ended
                                       March 31, 2000                       March 31, 1999
                                       --------------                       --------------

                                               Weighted Avg.                          Weighted Avg.
                                   Shares         Exercise             Shares            Exercise
                                  (x1,000)          Price             (x1,000)             Price
                                  --------      ------------          --------         -------------
Options and warrants
    outstanding at
    beginning of year               4,000        $   1.14              6,666            $   1.30

Granted:
    Options                           100        $    .56              1,000            $   1.55
    Warrants                            -        $      -                  -            $      -

Exercised                               -        $      -                  -            $      -

Expired:
    Options                             -        $      -           (  3,000)           $   1.00
    Warrants                            -        $      -           (    666)           $   4.00
                                  -------                           --------
Options and warrants
    outstanding and
    exercisable at end
    of year                         4,100        $   1.12              4,000            $   1.14
                                  =======                           ========
Weighted average fair
    value of options and
    warrants granted during
    the year                            -        $    .46                  -            $   1.15

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The  following  table  summarizes  information  about the  Company's  stock
options  and  warrants   outstanding  at  March  31,  2000,  all  of  which  are
exercisable.

                                            Weighted Average
            Range of            Number         Remaining        Weighted Average
         Exercise Prices     Outstanding    Contractual Life     Exercise Price
         ---------------     -----------    ----------------    ----------------

         $   .50-1.50           3,700          2.3 years            $   1.00
         $  2.00-2.50             400          3.1 years            $   2.25


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

                                          Year Ended              Year Ended
                                        March 31, 2000          March 31, 1999
                                        --------------          --------------

         Net loss                     $(      735,806)         $(     1,447,880)

         Net loss per share:
              Basic                   $(          .06)         $(           .15)
              Diluted                 $(          .06)         $(           .15)


     During the years ended May 31, 2000 and 1999, the Company also issued 156,000 and 252,000 common stock shares in exchange for services. These services were recorded at their fair value of $85,968 and $214,550, respectively, and were charged to expense.

8. NOTES PAYABLE

     During the years ended March 31, 2000 and 1999, the Company borrowed $403,000 and $300,000, respectively, through the issuance of notes. The notes are due at various dates through December 2000, bear interest at 8.5% to 10.0% and are unsecured. Also, during the years ended March 31, 2000 and 1999, $0 and $33,595, respectively, of principal was repaid on these notes.

9. SEGMENT INFORMATION

     The Company conducts its operations through three reportable segments, each of which is conducted through separate subsidiary corporations. Those reportable segments are its Louisiana oil properties, its Indonesian oil and gas properties and its wellhead control device manufacturing operations. During the year ended March 31, 2000, the Company ceased operations of its manufacturing segment due to lack of operating capital. A determination of whether the facility will be reopened, abandoned, sold or otherwise disposed of has not been made at this time.

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table reflects certain information about the Company's reportable operating segments for the years ended March 31, 2000 and 1999. There are no intercompany revenue or expense transactions.

                                                          2000
                                                          ----

                                                                                                     Consolidated
                                                       Louisiana       Indonesia    Manufacturing        Totals
                                                       ---------       ---------    -------------    ------------
    Revenues from external customers                $    138,696   $    1,553,342  $        965   $    1,693,003
    Operating loss                                   (   690,843)         322,519   (   105,281)   (     473,605)
    Interest expense                                      59,701                -             -           59,701
    Depreciation and depletion                            41,421           21,275        40,226          102,922
    Consulting services, non cash                         85,968                -             -           85,968
    Expenditures to acquire long-lived assets             34,994                -             -           34,994
    Total long-lived assets, net of depreciation
       and depletion                                     991,222        4,310,488       223,116        5,524,826


                                                          1999
                                                          ----
                                                                                                     Consolidated
                                                       Louisiana       Indonesia    Manufacturing        Totals
                                                       ---------       ---------    -------------    ------------
    Revenues from external customers                $    288,830   $     222,131   $     51,065   $      562,026
    Operating loss                                   (   805,000)   (    286,478)   (   155,041)   (   1,246,519)
    Interest expense                                      18,029               -              -           18,029
    Depreciation and depletion                            41,400           4,929         15,226           61,555
    Consulting services, non cash                        214,550               -              -          214,550
    Expenditures to acquire long-lived assets            925,068       4,331,763        263,342        5,520,173
    Total long-lived assets, net of depreciation
       and depletion                                     997,649       4,331,763        263,342        5,592,754


         The Company's Indonesian operating segment generates 100% of its revenues from sales to Pertamina, PTE, Inc., the Indonesian government owned oil company although it has the right to sell to third parties. Management does not believe that selling all or a significant portion of its products to the Indonesian government represents a significant credit risk.

                          CAMBRIDGE ENERGY CORPORATION
                      SUPPLEMENTARY INFORMATION REGARDING
                        OIL AND GAS PRODUCING ACTIVITIES
             FOR THE YEARS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                  UNAUDITED


     The following supplementary oil and gas information is provided in accordance with Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities (SFAS 69). The Company has properties in two reportable geographic areas, oil and gas properties in southern Louisiana and oil properties in Indonesia.

1. CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                                                              2000              1999
                                                              ----              ----

         Proved oil and gas properties                  $   4,489,592     $   4,456,284
         Unproved oil and gas properties                            -                 -
         Support equipment, proved properties                  33,255            31,966
                                                        -------------     -------------
                                                            4,522,847         4,488,250
         Accumulated depreciation and
           depletion                                           57,193            28,381
                                                        -------------     -------------
         Net capitalized costs                          $   4,465,654     $   4,459,869
                                                        =============     =============


2. COSTS  INCURRED  IN OIL AND GAS  PRODUCING  ACTIVITIES  FOR ABOVE  REFERENCED
PERIODS
                                                               2000              1999
                                                               ----              ----

         Acquisition of proven properties, including    $      28,474     $   4,264,456
              $4,213,565 for properties in Indonesia

         Exploration costs                              $       8,459     $     140,771

         Development costs                              $           -     $           -


3. RESULTS OF  OPERATIONS  FOR OIL AND GAS  PRODUCING  ACTIVITIES  FOR THE ABOVE
REFERENCED PERIODS

                                                              2000               1999
                                                              ----               ----

         Oil and gas sales                              $   1,614,780     $     529,305
         Lease operating income                                23,534            32,721
         Production costs                                   1,142,717           102,794
         Exploration expenses                                   8,459           140,771
         Depreciation and depletion                           102,922            19,332
         Income tax expense                                         -                 -
         Results of operations for oil                  -------------     -------------
           and gas producing activities
           (excluding corporate overhead
           and financing costs)                         $     384,216     $     299,129
                                                        =============     =============


4.       RESERVE QUANTITY INFORMATION

     The following estimates of proved developed reserve quantities are estimates only, and do not purport to reflect realizable values or fair market value of the Company's reserves. They are presented in accordance with the guidelines established by the S.E.C. and disclosure requirements promulgated by SFAS 69. The Company emphasizes the reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the following reserve information relates to the Company's reserves located in southern Louisiana except for the 15,790,000 barrels of Indonesian oil reserves acquired during the year ended March 31, 1999 (Note 1).

                         CAMBRIDGE ENERGY CORPORATION
                      SUPPLEMENTARY INFORMATION REGARDING
                        OIL AND GAS PRODUCING ACTIVITIES
             FOR THE YEARS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                  UNAUDITED


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

                                                     Oil              Gas
                                                   (BBLS)            (MCF)
                                                   ------            -----
         Reserves at March 31, 1998              3,144,450         29,136,140

         Purchase of minerals in place          10,215,867                  -
         Revision of previous estimates            765,800         47,758,910
         Production                           (     28,327)      (     82,300)
                                              ------------       ------------
         Reserves at March 31, 1999             14,097,790         76,812,750

         Revisions of previous estimates         5,046,318          1,521,611
         Production                           (     62,808)      (     31,231)
                                              ------------       ------------
         Reserves at March 31, 2000             19,081,300         78,303,130
                                              ============       ============

5. STANDARDIZED MEASURES OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES AT THE ABOVE REFERENCED DATE

     The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas, estimated at $18.00 U.S. and $24.74 Indonesia per barrel and $2.30 U.S. only per MMBTU, respectively, (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

                                     STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                                     NET CASH FLOW AT MARCH 31, 2000 AND 1999


                                                      2000                                     1999
                                                      ----                                     ----

                                             Foreign            Domestic             Foreign           Domestic
                                             -------            --------             -------           --------
Future cash inflows                   $    292,115,000    $    240,986,249   $     172,200,000  $    181,311,731
Future production costs                (    76,902,400)    (    28,918,350)   (     20,664,000)  (    21,757,408)
Future development costs               (    17,326,200)    (    14,459,175)   (     10,332,000)  (    10,878,704)
Future income tax expenses             (    78,871,050)    (    65,066,287)   (     46,494,000)  (    48,954,167)
                                      ----------------    ----------------   -----------------  ----------------
Future net cash flows                      119,015,350         132,542,437          94,710,000        99,721,452

10% annual discount for
     estimated timing of
     cash flows                        (    59,614,789)    (    64,945,794)   (     46,407,900)  (    48,863,512)
                                      ----------------    ----------------   -----------------  ----------------
Standardized measure of
     discounted future net cash
     flows relating to proved
     oil and gas reserves             $     59,400,561    $     67,596,643   $      48,302,100  $     50,857,940
                                      ================    ================   =================  ================

                         CAMBRIDGE ENERGY CORPORATION
                      SUPPLEMENTARY INFORMATION REGARDING
                        OIL AND GAS PRODUCING ACTIVITIES
             FOR THE YEARS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                  UNAUDITED



                  RECONCILIATION OF CHANGES IN THE STANDARDIZED
                   MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                       DURING THE ABOVE REFERENCED PERIOD



Beginning of period                                $     99,160,040   $        7,161,940

Sales of oil and gas produced                       (     1,614,780)   (         529,305)
Net changes in prices and production costs          (     1,142,717)   (         102,794)
Development costs incurred                          (         8,489)   (         140,771)
Revisions of previous quantity estimates                 30,603,150           44,468,670
Net changes from purchase of minerals
     in place                                                     -           48,302,300
                                                   ----------------   ------------------
End of period                                      $    126,997,204   $       99,160,040
                                                   ================   ==================




Item 8. Changes in and Disagreements with Accountants on Accounting And Financial Disclosure.

          None

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

     (a) Identification of Directors and Executive Officers.


     (1)                  (1)                (2)                (3)
     Name                 Age               Term*              Served
---------------           ---               ----               ------
Perry Douglas West                         Elected             Since
Chairman and CEO           53              Annually          Inception

Jonathan E. Bates          41              Elected              1997
Executive Vice President                   Annually


     *All directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

     The following is a brief description of the business background of the directors and executive officers of the Company:

     Perry Douglas West, co-founded the Company in April 1996, and has served as Chairman of the Board, President and Chief Executive Officer since its inception. He was Chairman and Chief Executive Officer of Interactive Technologies Corporation (ITC) from 1995 until January 1998. Mr. West co-founded American Financial Network in 1985. He served as Executive Vice President/Director and General Counsel of this publicly traded company from 1985 to 1991. He was also previously a partner in the consulting firm of Cambridge Equity, Inc., which structured oil and gas projects in Indonesia. He was graduated with a Bachelor of Arts degree from The Florida State University in 1968 and with a Juris Doctorate degree from The Florida State University College of Law in 1974.

     Jonathan E. Bates, has been the Company's Executive Vice President since 1997 and is responsible for corporate relations. Mr. Bates, founder and president of HB Financial Services, Inc. since 1995. As the President of HB Financial, Mr. Bates consulted with companies on a broad range of activities including: financial and organizational planning, capital structures and formations, and negotiating equity and bridge financing agreements. Mr. Bates was a Financial Consultant with Smith Barney, Inc. from 1993-95. Before entering the financial field, Mr. Bates consulted for Wang Laboratories, Mead Data Central, Information Builders, Inc., and Syncsort Inc., marketing application and system information software as well as hardware to corporations utilizing medium to large mainframe computer systems. Mr. Bates graduated in 1984 from Florida Atlantic University with a Bachelor of Science degree in Business Finance and Marketing.

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

Item 10.  Executive Compensation

     Cash Compensation:

     The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the periods indicated to its directors and executive officers:


                           SUMMARY COMPENSATION TABLE
                           --------------------------

Name & Position         Fiscal Year      Salary      Bonus    Other Compensation
---------------         -----------      ------      -----    ------------------

Perry D. West               1997(1)        -0-        -0-               -0-
Chairman/CEO                1998(2)     $40,615       -0-             $45,000
                            1999(3)     $55,385       -0-               -0-
                            2000(4)     $ 3,692       -0-               -0-



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

3)April 1, 1999 - March 31, 2000

     The following table sets forth the options granted during the last three fiscal years to each of the directors and executive officers:

 Option/SAR Grants in Last Fiscal Year   (Individual Grants):

                       Number of       Percent of total
                       Securities        Options/SARs
                       Underlying          granted to                Exercise or
                      Options/SARS       employees in    base price   Expiration
        Name            Granted           fiscal year    ($/Share)       date
       -----          ------------     ----------------  ----------  -----------

Perry D. West          1,000,000             16.7           $ .50      6/9/02
                       1,000,000             16.7           $1.00      6/9/02
                       1,000,000             16.7           $1.50      6/9/02
Jonathan Bates         1,000,000            14.28           $1.50     4/01/03
                       1,000,000            14.28           $1.00     4/01/03
                       1,000,000            14.28           $0.50     4/01/03
                         200,000              2.8           $0.75     4/15/03
                         200,000              2.8           $1.00     4/15/03
                         200,000              2.8           $1.50     4/15/03
                         200,000              2.8           $2.00     4/15/03
                         200,000              2.8           $2.50     4/15/03



     No options granted to the directors and executive officers were exercised during the fiscal year ended March 31, 1998, 1999 and 2000.

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

     Shareholder Loans. During the fiscal year ending March 31, 2000, the executive officer and director of the Company, Mr. West, made shareholder loans to the Company for operating expenses totaling $25,422, for a total outstanding shareholder loans of $118,356. These amounts were initially loaned at no interest, and will be reimbursed at such time as cash flow permits.

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

                                     PART IV

Item 13.  Exhibits, Financial Statement Schedules  and Reports on Form 8-K



                               EXHIBIT INDEX

(a.)     Exhibit                                                          Page
                                                                          ----

3.1      Articles of Incorporation, Charter and By-Laws                    (1)

10.1     Agreement between Cambridge Energy Corporation and
          Intermega Energy PTE. and F.K. Ho                                (2)

------------

     (1) This exhibit was previously filed as an exhibit to the Registrant's Form 10 filed October 9, 1998 and is herein incorporated by reference.

     (2) This exhibit was previously filed as an exhibit to the Registrant's Form 10K-SB filed August 20, 1999 and is herein incorporated by reference.



(b.)     Reports on Form 8-K.

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cocoa, State of Florida, on August 28, 2000.



                                    CAMBRIDGE ENERGY CORPORATION


                                     By:  /s/ Perry Douglas West
                                       -------------------------
                                         Perry Douglas West
                                         Chairman and Chief Executive Officer