Form 10QSB
period 2000-06-30
CAMBRIDGE ENERGY CORP
filed 2000-09-13
CIK 1041633

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                  FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended June 30, 2000


/ /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

     The Registrant has 12,289,755 shares of common stock, par value $0.0001 per share issued and outstanding as of June 30, 2000.


     Traditional Small Business Disclosure Format

                            Yes  [  x  ]       No [     ]

                          Cambridge Energy Corporation
                                and Subsidiaries

                               Table of Contents


PART I - FINANCIAL INFORMATION
                                                                       Page No.

Item 1. Cambridge Energy Corporation Financial Statements               2 - 14
        (Unaudited)

        Balance Sheet as of June 30, 2000
        Statement of Operations for the three
           months ended June 30, 2000 and 1999
        Statement of Cash Flows for the three
           months ended June 30, 2000 and 1999
        Notes to Financial Statements


Item 2. Management's Discussion and Analysis                           15 - 17


PART II - OTHER INFORMATION                                            17


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



                         Independent Accountant's Report



Board of Directors and Stockholders
Cambridge Energy Corporation
    and subsidiaries
Cocoa, Florida


We have reviewed the accompanying consolidated balance sheet of Cambridge Energy Corporation and subsidiaries as of June 30, 2000 and the related statement of operations stockholders' equity and cash flows for the three months then ended. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying June 30, 2000 consolidated financial statements for them to be in conformity with generally accepted accounting principles.


/s/ Ed Turner
----------------------------
Certified Public Accountants
September 8, 2000



                            CAMBRIDGE ENERGY CORPORATION
                                  AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                    JUNE 30, 2000


                                                                               2000
                                                                               ----
ASSETS
------
Current assets:
         Cash                                                          $        36,097
         Accounts receivable, trade                                          1,133,606
         Inventory, material and supplies                                      216,617
         Prepaid expenses                                                      990,744
                                                                         --------------
                  Total current assets                                       2,377,064
                                                                         --------------

Property and Equipment,  net of $136,170
         of accumulated depreciation                                         1,040,601
                                                                         --------------
Oil and gas properties (successful efforts method):

         Oil interests, proved properties, net of $44,841
             of accumulated depletion                                        4,435,821
         Support equipment, at cost, net of $24,828
             of accumulated depreciation                                         8,427
                                                                         --------------
                                                                             4,444,248
                                                                         --------------

                                                                       $     7,861,913
                                                                         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
         Accounts payable, trade                                       $     1,754,092
         Advances for drilling contracts                                     2,613,825
         Funds held for future distribution                                    175,194
         Taxes payable                                                          69,788
         Accrued expenses                                                      364,327
         Loans from shareholders                                               336,350
                                                                         --------------

                  Total current liabilities                                  5,313,576
                                                                         --------------

Long-term liabilities
         Property Mortgage                                                     234,867
         Notes payable                                                         948,000
                                                                         --------------
                  Total long-term liabilities                                1,182,867
                                                                         --------------

Stockholders' equity (deficit):

         Preferred  stock, $.0001 par value, 25,000,000 shares
             authorized, 159,500 shares issued and outstanding
             of various series of convertible redeemable,
             $470,461 aggregate liguidation value                                   16
         Common stock, $ .0001 par value, 50,000,000
             shares authorized, 12,289,755 shares issued
             and outstanding                                                     1,229
         Paid in capital in excess of par                                    4,240,829
         Accumulated deficit                                            (    2,840,771)
         Treasury stock, at cost, 89,582 shares                         (       35,833)
                                                                        ---------------
                                                                             1,365,470
                                                                        ---------------

                                                                       $     7,861,913
                                                                        ===============


        The accompanying notes are an integral part of the financial statements.

                                             3


                                                 CAMBRIDGE ENERGY CORPORATION
                                                       AND SUBSIDIAIRES

                                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                  FOR THE THREE MONTHS ENDED
                                                    JUNE 30, 2000 and 1999




                                                                               2000                  1999
                                                                               ----                  ----
Revenues:

         Oil and gas sales, net of royalties                            $      596,961        $      266,752
         Lease operating and other income                                            -                 8,449
         Other income                                                              113                 4,106
                                                                         --------------        --------------
                                                                               597,074               279,307
                                                                         --------------        --------------
Operating expenses:

         Production costs                                                      193,752               186,048
         Exploration costs                                                           -                39,113
         Marketing expense                                                           -                     -
         General and administrative                                            313,752               121,062
         Depletion                                                               7,356                 3,441
         Depreciation                                                           23,690                 8,057
                                                                         --------------        --------------
                                                                               538,550               357,721
                                                                         --------------        --------------
Interest expense                                                                     -                12,156
                                                                         --------------        --------------


Net income (loss)                                                        $(     36,443)        $(     90,570)
                                                                         ==============        ==============




Net gain (loss) per share                                                $(       .003)        $(        .01)
                                                                         ==============        ==============

Gain (loss) per share from operations                                    $(       .003)        $(        .01)
                                                                         ==============        ==============










                           The accompanying notes are an integral part of the financial statements.


                                                       CAMBRIDGE ENERGY CORPORATION
                                                             AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  FROM INCEPTION THROUGH JUNE 30, 2000



                                                                                         Accumulated Other
                           Preferred Stock      Common Stock     Add'l Paid  Accumulated   Comprehensive   Treasury Stock
                           Shares   Amount   Shares     Amount   In Capital    Deficit         Loss            Amount        Total
                          -------   ------ ----------  -------  ----------   ---------     -------------   --------------  ---------

Balance at March 31,1997      -       -     1,200,000   $ 120    $ 114,875   $(  9,529)     $    -             $   -      $ 105,466

Issuance of common stock
  to repay stockholder
  advances                    -       -     5,184,786   $ 518    $  25,406                                                $  25,924
Issuance of common stock
  for cash,net of $47,858
  of offering costs           -       -     1,941,000   $ 194    $ 728,773                                                $ 728,967
Issuance of common stock
  for services                -       -        15,000   $   2    $  17,498                                                $  17,500
Unrealized loss in
  marketable securities                                                                     ( 40,500)                     $( 40,500)
Net loss                                                                     (976,031)                                     (976,031)
                         --------  -------  ---------  -------  ----------  ----------     ----------     ------------   -----------
Balance at March 31,1998      -     $  -    8,340,746   $ 834    $ 886,552  $(985,560)     $( 40,500)      $       -      $(138,674)

Issuance of preferred
  stock for cash          134,000   $ 13                           334,987                                                  335,000
Issuance of common stock
   for cash                                   406,223      41      314,959                                                  315,000
Issuance of common stock
   for services                               252,000      25      214,525                                                  214,550
Issuance of common stock
   for purchase of
   subsidiaries                             2,635,768     264    2,126,937                                                2,127,201
Reacquired shares held
   in treasury                                                                                              (  23,341)     ( 23,341)
Unrealized loss in
   marketable securities                                                                    (  5,775)                      (  5,775)
Dividends on preferred
   stock                                                                     (  5,452)                                      ( 5,452)
Net loss                                                                   (1,264,547)                                  ( 1,264,547)
                         --------  -------  ---------  ------- ---------- ------------     ----------     ------------   -----------
Balance at March 31,1999  134,000    $ 13  11,634,827  $ 1,164 $3,877,960 $(2,255,559)     $( 46,275)       $( 23,341)  $ 1,553,962

Issuance of preferred
  stock for cash           35,500    $  4                         116,559                                                   116,563
Repurchase of preferred
  stock for cash          (10,000)   (  1)                        (24,999)                                                 ( 25,000)
Issuance of common stock
   for cash                                   156,000       15     85,953                                                    85,968
Reacquired shares held
   in treasury                                                                                              (  12,492)     ( 12,492)
Reclassification adjustment
   for unrealized appreciation                                              ( 46,275)        46,275                              -
Dividends on preferred
   stock                                                                     ( 32,622)                                      (32,622)
Net loss                                                                     (533,306)                                     (533,306)
                         --------  -------  ---------  ------- ---------- ------------     ----------     ------------   -----------
Balance at March 31,2000  159,500    $ 16  11,790,827  $ 1,179 $4,055,473 $(2,867,762)     $       -        $( 35,833)  $ 1,153,073

Issuance of common stock
   for services                               498,928       50    185,356                                                   185,406
Dividends on preferred
   stock                                                                     (  9,452)                                      ( 9,452)
Net loss                                                                     ( 36,443)                                      (36,443)
                         --------  -------  ---------  ------- ---------- ------------     ----------     ------------   -----------
Balance at June 30, 2000  159,500    $ 16  12,289,755  $ 1,229 $4,240,829 $(2,840,771)     $       -        $( 35,833)  $ 1,365,470




                                  The accompanying notes are an integral part of the financial statements.



                                             CAMBRIDGE ENERGY CORPORATION
                                                   AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              FOR THE THREE MONTHS ENDED
                                                 JUNE 30, 2000 AND 1999


                                                                                2000                 1999
                                                                                ----                 ----

Cash flows from operating activities:

         Oil and gas sales received                                    $       394,145        $      274,776
         Interest received                                                           -                   286
         Cash paid to employees                                               ( 32,179)                    -
         Cash paid to suppliers                                               (393,534)             (541,317)
         Interest paid                                                        ( 36,443)             ( 12,157)
         Income taxes paid                                                           -                     -
                                                                       ----------------       ---------------

         Net cash used in operating activities                                ( 68,011)             (278,412)

Cash flows from investing activities:

         Purchase of property and equipment                                                         (  2,275)
                                                                       ----------------       ---------------

         Net cash used in investing activities                                                      (  2,275)

Cash flows from financing activities:

         Repayment of shareholders advances                                   (464,181)                   -
         Sale of stock, Preferred                                                    -                50,000
         Payment of Notes Payable                                                    -              (  5,718)
         Shareholders loan                                                           -                21,000
         Treasury stock purchase                                                     -              ( 12,492)
         Proceeds of note payable                                              445,000               275,000
                                                                       ----------------       ---------------

         Net cash provided by financing activities                            ( 19,181)              327,790
                                                                       ----------------       ---------------

Net change in cash                                                            ( 87,192)               47,101
                                                                       ----------------       ---------------

Cash at beginning of period                                                    123,289                33,211
                                                                       ----------------       ---------------

Cash at end of period                                                  $        36,097        $       80,312
                                                                       ================       ===============


                             The accompanying  notes are an integral part of the financial statements.


                                         CAMBRIDGE ENERGY CORPORATION
                                                AND SUBSIDIARES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           FOR THE THREE MONTHS ENDED
                                             JUNE 30, 2000 AND 1999


                                     Reconciliation of Net Loss to Net Cash
                                          Used in Operating Activities


                                                                                2000                 1999
                                                                                ----                 ----

Net income (loss)                                                      $        36,443       $      ( 90,570)
                                                                       ----------------      ----------------

Adjustment to reconcile net loss
     to net cash used in operating
     activities:

         Depletion                                                               7,358                 3,442
         Depreciation                                                           23,690                10,454
         (Increase) decrease in accounts receivable, trade                    (202,929)             ( 14,247)
         (Increase) decrease in prepaid expenses                              ( 10,164)             (654,492)
         (Increase) decrease in pre acquisition                                      -                64,649
         Increase (decrease) in accounts payable, trade                       (583,638)               44,171
         Increase (decrease) in drilling advances                              312,616               338,970
         Increase (decrease) in accrued expenses                                17,143                32,303
         Increase (decrease) in royalty interest payable                        76,276              ( 13,093)
         Increase (decrease) in taxes payable                                   69,788                     -
         Common stock issued for services                                      185,406                     -
                                                                        ----------------     ----------------
     Total adjustments                                                        (104,454)             (187,843)
                                                                        ---------------      ----------------

Net cash used in operating activities                                   $     ( 68,011)      $      (278,413)
                                                                        ================     ================




                        Supplemental Schedule of Non-Cash Investing and Financing Activities

Issuance of common stock in exchange for
     marketable equity securities                                      $             -       $             -

Purchase of support equipment
     in exchange for account payable                                   $             -       $             -


















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

     The Company acquired 100% of the outstanding common stock of Triton Wellhead & Manufacturing, Inc. (TWM), a U.S. corporation, on September 30, 1998 in exchange for 762,354 common stock shares valued at $.64 per share, $5,000 cash, the issuance of a $95,000 note payable and the assumption of $366,944 of liabilities.The accompanying consolidated statement of operations and comprehensive income include TWM's results of operations subsequent to September 30, 1998.

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

2. PREFERRED STOCK

     To date the Company issued a total of 134,000 shares of its Series A and Series B preferred stock for $2.50 cash per share. Other than in liquidation and redemption at the holders' option, the preferences attached to these series are identical. The shares have a par value of $.0001 and pay an 8.0% per annum non-cumulative dividend payable quarterly. The shares are convertible into common stock at the holders options anytime within 18 months from the date of issue at a conversion price of $1.50 per common share. The shares are redeemable by the Company within 12 months from the date of issue at a per share redemption

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


price of $2.50. The holders of the Series A shares can require redemption at the same price anytime during a period beginning 12 months from the date of issue and ending 14 months from such date. The holders of the Series B shares can also require redemption at the same price anytime during a period beginning six months from the date of issue and ending 12 months from such date.

     The Company also issued 15,000 shares of its class B convertible preferred stock for $1.00 cash per share. The shares have a par value of $.0001 and pay an 8.0% per annum non-cumulative dividend. The shares are convertible into common stock at the holder's option anytime prior to April 1, 2000 at a conversion price of $2.50 per common share. The shares are redeemable by the Company after April 1, 2000 at a per share redemption price of $2.50 plus accrued dividends.

     In addition, the Company issued 500 shares of its Class B Convertible Redeemable preferred shares. The shares have a value of $.0001 and pay 10% per annum payable semiannually. Each share is convertible into 100 common stock shares at the holder's option anytime after the completion of the offering. The shares are redeemable by the Company 12 months after the date of issue but only after the common stock market price is greater than $2.00 per share for 20 consecutive days at a conversion price of 105% of the issue price.

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

     At June 30, 2000, accrued dividends payable related to these shares totaled $30,080.

3. COMMITMENTS AND CONTINGENCIES

Leases
------

     The Company's home office facilities are currently being provided without charge by a corporation owned by the Company's president. The fair rental value of this space provided is not material. The Company's Singapore offices are currently leased on a month to month basis from a corporation owned by another of the Company's stockholders.

     At June 30, 2000, the Company was not obligated under any noncancelable operating or capital lease agreements.

Employment and related agreements
---------------------------------

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

4. INCOME TAXES

     The Company uses the accrual method of accounting for tax reporting purposes. At the fiscal year end, March 31, 2000, the Company had a net operating loss carryforwards for financial and tax reporting purposes of approximately $2,840,000 which expire through the year 2014.

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Deferred income taxes are recognized for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax bases of those assets and liabilities that will result in taxable or deductible amounts in future years.

8. NOTES PAYABLE

     To date the Company has borrowed $523,000 through the issuance of notes. The notes are due at various dates through December 2000, bear interest at 8.5% to 10.0% and are unsecured.

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
                                                   ================   ==================




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.

     The Company is engaged in the exploration and development oil and natural gas reserves through the acquisition and development of properties primarily with proven reserves. The Company's ability to grow shareholder value through growth of assets, earnings and cash flows is dependent on its ability to acquire and develop commercial quantities of oil and natural gas that can be produced and marketed at a profit. Product prices, primarily crude oil, dropped significantly during the Company's previous fiscal year. This drop has adversely affected the revenues and cash flow of the company as well as most companies in the industry resulting in the reduction of exploration and development budgets of major oil companies and independents, causing reduction or elimination of new ventures, work force reductions and reorganizations. Such changes resulted in a decrease in the ability of the Company to solicit industry partners to participate in projects undertaken by Cambridge Energy Corporation on a promoted basis. They have resulted in some delays by partners in making partner contributions, thus putting additional demands on the Company's cash flow. Even though prices have recovered to much higher levels, the reversal of the negative affects on the Company have taken a longer period then expected.

     Company management has continued to pursue the initial elements of its growth strategies including:

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


     Management believes that this plan will position the Company to take advantage of opportunities that it expects to occur in the industry. While management believes that it has worked toward the successful completion of this plan, there can be no assurance that the intended results will be achieved or that funds will be available to accomplish the plan.

Results of Operations
---------------------

Three months ended June 30, 2000 compared to three months ended June 30, 1999

     The Company recorded a net loss of $36,443 for the quarter ended June 30, 2000 down from $90,570 for the quarter ended June 30, 1999. Revenues increased to $597,074 over $279,307 the previous year due to the increase in the price of oil and gas. General and Administrative expenses increased to $313,752 over $121,062 for the previous year.

     Oil and Gas production for the quarter compared to the same period last year was as follows:

                                                 Quarter Ended
                                                   June 30,
                                              2000           1999
                                              ----           ----
Gas Production (Mcf)                          5,665         10,044
Oil Production (bbls)                        22,502         16,894
Average Price of Gas (per mcf)                $2.54          $2.04
Average Price of Oil (per bbls)              $25.90         $15.32


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

     To date the Company has raised additional capital in the amount of $425,000 through private sale of preferred shares. Based on acquisitions currently in negotiation, the Company expects to undertake the placement of a significant financial institution credit facility or other structured debt facility during the coming fiscal year. This would provide additional funding for expansion to be consistent with the Company growth strategy. Although management believes that this will be accomplished during the current fiscal year, there can be no assurance that such a facility will be forthcoming or that sufficient funds will be available to meet the requirements of the Company's growth strategy.

Material Commitments for Capital Expenditures
---------------------------------------------

     The Company has made no additional material commitments through June 30, 2000. Each drilling and/or rework project is stand-alone and although the Company is in constant discussion with prospective working interest partners on each potential project, commitments for the actual drilling or rework and site preparation operations are generally not made for each project until the Company has received the funds from its working interest partners and the funds for its portion of the working interest are in place. The leases the Company holds are renewable annually unless "held by production". If the leased property has a producing well that is providing royalty payments to the leaseholders, then annual lease payments and renewals are not required. Cambridge Energy strives to accomplish the drilling or rework planned for each property within the year first leased. When that does not occur, management reviews the potential of each property as its leases which have come up for renewal and makes a decision whether or not to renew each lease in light of the Company's business planning at that time.

     The Company has committed to provide $500,000 in cash, plus $250,000 for the repurchase of certain shares associated with the transaction to finalize the payment for the purchase of the Indonesian production now under contract, which was due on or before January 4, 1999. The transaction was closed with the exchange of stock between the Company and the owners of the company that owned the production. Although the certain monies have been paid on behalf of the transaction, the Company is obligated to pay additional amounts to the sellers as a part of the transaction. The Company has under negotiation several facilities to provide these funds however, it does not have a commitment in place and there is no assurance when a commitment will be forthcoming.



                          PART II - OTHER INFORMATION


Items 1 through 6 of Part II were not applicable during this quarter.






"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. These risks are described in the Company's Form 10-KSB for the fiscal year ended March 31, 2000 filed with the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cocoa, State of Florida, on September 13, 2000.


                                          CAMBRIDGE ENERGY CORPORATION

                                          by: /s/ Perry D. West
                                          --------------------------------------
                                          Perry D. West, Chief Executive Officer