Form 10QSB/A
period 2000-06-30
CAMBRIDGE ENERGY CORP
filed 2000-10-23
CIK 1041633

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                  FORM 10-QSB/A

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

                                             3


                                                 CAMBRIDGE ENERGY CORPORATION
                                                       AND SUBSIDIAIRES

                                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                  FOR THE THREE MONTHS ENDED
                                                    JUNE 30, 2000 and 1999




                                                                               2000                  1999
                                                                               ----                  ----
Revenues:

         Oil and gas sales, net of royalties                            $      596,961        $      266,752
         Lease operating and other income                                            -                 8,449
         Other income                                                              113                 4,106
                                                                         --------------        --------------
                                                                               597,074               279,307
                                                                         --------------        --------------
Operating expenses:

         Production costs                                                      193,752               186,048
         Exploration costs                                                           -                39,113
         Marketing expense                                                           -                     -
         General and administrative                                            335,833               121,062
         Depletion                                                               7,356                 3,441
         Depreciation                                                           23,690                 8,057
                                                                         --------------        --------------
                                                                               560,631               357,721
                                                                         --------------        --------------
Interest expense                                                                     -                12,156
                                                                         --------------        --------------


Net income (loss)                                                        $      36,443         $(     90,570)
                                                                         ==============        ==============




Net gain (loss) per share                                                $        .003         $(        .01)
                                                                         ==============        ==============

Gain (loss) per share from operations                                    $        .003         $(        .01)
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

Results of Operations
---------------------

Three months ended June 30, 2000 compared to three months ended June 30, 1999

     The Company recorded a gain of $36,443 for the quarter ended June 30, 2000 up from a loss of $90,570 for the quarter ended June 30, 1999. Revenues increased to $597,074 over $279,307 the previous year due to the increase in the price of oil and gas. General and Administrative expenses increased to $335,833 over $121,062 for the previous year.

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

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cocoa, State of Florida, on October 23, 2000.


                                          CAMBRIDGE ENERGY CORPORATION

                                          by: /s/ Perry D. West
                                          --------------------------------------
                                          Perry D. West, Chief Executive Officer