Form 10QSB
period 2000-09-30
CAMBRIDGE ENERGY CORP
filed 2000-11-20
CIK 1041633

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                  FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended September 30, 2000


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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

     The Registrant has 12,489,715 shares of common stock, par value $0.0001 per share issued and outstanding as of September 30, 2000.


     Traditional Small Business Disclosure Format

                            Yes  [  x  ]       No [     ]

                          Cambridge Energy Corporation
                                and Subsidiaries

                               Table of Contents


PART I - FINANCIAL INFORMATION
                                                                       Page No.

Item 1. Cambridge Energy Corporation Financial Statements               2 - 9
        (Unaudited)

        Balance Sheet as of September 30, 2000

        Notes to Financial Statements


Item 2. Management's Discussion and Analysis                           10 - 12


PART II - OTHER INFORMATION                                            12


Item 1. Legal Proceedings                                              None

Item 2. Changes in Securities                                          None

Item 3. Defaults upon Senior Securities                                None

Item 4. Submission of Matters to a Vote of Security Holders            None

Item 5. Other Information                                              None

Item 6. Exhibits and Reports on Form 8-K                               None


SIGNATURE PAGE                                                         13

PART 1 - FINANCIAL INFORMATION:



                            CAMBRIDGE ENERGY CORPORATION
                                  AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                 SEPTEMBER 30, 2000


                                                                               2000
                                                                               ----
ASSETS
------
Current assets:
         Cash                                                          $        76,092
         Accounts receivable, trade                                          1,174,097
         Inventory, material and supplies                                      216,617
         Prepaid expenses                                                      990,744
                                                                         --------------
                  Total current assets                                       2,457,550
                                                                         --------------

Property and Equipment,  net of $148,866
         of accumulated depreciation                                         1,027,905
                                                                         --------------
Oil and gas properties (successful efforts method):

         Oil interests, proved properties, net of $49,484
             of accumulated depletion                                        4,441,178
         Support equipment, at cost, net of $26,351
             of accumulated depreciation                                         6,904
                                                                         --------------
                                                                             4,448,082
                                                                         --------------

                                                                       $     7,933,537
                                                                         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
         Accounts payable, trade                                       $     1,659,634
         Advances for drilling contracts                                     2,564,964
         Funds held for future distribution                                    212,464
         Taxes payable                                                          71,248
         Accrued expenses                                                      298,194
         Loans from shareholders                                               264,481
                                                                         --------------

                  Total current liabilities                                  5,070,985
                                                                         --------------

Long-term liabilities
         Property Mortgage                                                     534,867
         Notes payable                                                         940,500
                                                                         --------------
                  Total long-term liabilities                                1,475,367
                                                                         --------------

Stockholders' equity (deficit):

         Preferred  stock, $.0001 par value, 25,000,000 shares
             authorized, 159,500 shares issued and outstanding
             of various series of convertible redeemable,
             $470,461 aggregate liquidation value                                   16
         Common stock, $ .0001 par value, 50,000,000
             shares authorized, 12,489,715 shares issued
             and outstanding                                                     1,249
         Paid in capital in excess of par                                    4,340,809
         Accumulated deficit                                            (    2,919,056)
         Treasury stock, at cost, 89,582 shares                         (       35,833)
                                                                        ---------------
                                                                             1,387,185
                                                                        ---------------

                                                                       $     7,933,537
                                                                        ===============


        The accompanying notes are an integral part of the financial statements.

                                             2

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

     At September 30, 2000, accrued dividends payable related to these shares totaled $12,080.

3. COMMITMENTS AND CONTINGENCIES

Leases
------

     The Company's home office facilities are currently being provided without charge by a corporation owned by the Company's president. The fair rental value of this space provided is not material. The Company's Singapore offices are currently leased on a month to month basis from a corporation owned by another of the Company's stockholders.

     At  September  30,  2000,   the  Company  was  not   obligated   under  any
noncancelable operating or capital lease agreements.

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

8. NOTES PAYABLE

     To date the Company has borrowed $538,000 through the issuance of notes. The notes are due at various dates through December 2000, bear interest at 8.5% to 10.0% and are unsecured.


9. MISCELLANOUS FINANCIAL INFORMATION

The financial statements and result of operations from the Company's Indonesian operations have not been processed for the quarter as of this date and will be filed with the consolidated numbers as an amendment. The Company expects those numbers to be consistent with the previous quarter.

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

Results of Operations
---------------------

Three months ended September 30, 2000 compared to three months ended September 30, 1999

Results of operations from the Company's Indonesian operations have not been processed for the quarter as of this date and will be filed with the consolidated numbers as an amendment. The Company expects those numbers to be consistent with the previous quarter.

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

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cocoa, State of Florida, on November 20, 2000.


                                          CAMBRIDGE ENERGY CORPORATION

                                          by: /s/ Perry D. West
                                          --------------------------------------
                                          Perry D. West, Chief Executive Officer