Form 10QSB/A
period 2000-09-30
CAMBRIDGE ENERGY CORP
filed 2001-02-28
CIK 1041633

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

     The Registrant has 13,014,755 shares of common stock, par value $0.0001 per share issued and outstanding as of September 30, 2000.


     Traditional Small Business Disclosure Format

                            Yes  [  x  ]       No [     ]

                          Cambridge Energy Corporation
                                and Subsidiaries




                               Table of Contents


PART I - FINANCIAL INFORMATION
                                                                       Page No.

Item 1. Cambridge Energy Corporation Financial Statements               2 - 11
        (Unaudited)

        Independent Accountant's Report
        Balance Sheet as of September 30, 2000
        Statement of Operations for the three
           months ended September 30, 2000 and 1999
        Statement of Operations for the six
           months ended September 30, 2000 and 1999
        Statement of Cash Flows for the six
           months ended September 30, 2000 and 1999
        Notes to Financial Statements


Item 2. Management's Discussion and Analysis                           12 - 13


PART II - OTHER INFORMATION                                            14


Item 1. Legal Proceedings                                              None

Item 2. Changes in Securities                                          None

Item 3. Defaults upon Senior Securities                                None

Item 4. Submission of Matters to a Vote of Security Holders            None

Item 5. Other Information                                              None

Item 6. Exhibits and Reports on Form 8-K                               None


SIGNATURE PAGE                                                         15

PART 1 - FINANCIAL INFORMATION:


                           TURNER, STONE & COMPANY
                            12700 Park Central Drive
                                   Suite 1610
                              Dallas, Texas 75251



                         Independent Accountant's Report



Board of Directors and Stockholders
Cambridge Energy Corporation
    and subsidiaries
Cocoa, Florida


We have reviewed the accompanying consolidated balance sheet of Cambridge Energy Corporation and subsidiaries as of September 30, 2000 and the related statement of operations stockholders' equity and cash flows for the three months amd six months then ended. These consolidated financial statements are the responsibility of the Company's management.

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


/s/ Ed Turner
----------------------------
Certified Public Accountants
February 27, 2001



                            CAMBRIDGE ENERGY CORPORATION
                                  AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                 SEPTEMBER 30, 2000


                                                                               2000
                                                                               ----
ASSETS
------
Current assets:
         Cash                                                          $       128,479
         Accounts receivable, trade                                          1,417,469
         Inventory, material and supplies                                      212,073
         Prepaid expenses                                                    1,022,248
                                                                         --------------
                  Total current assets                                       2,780,269
                                                                         --------------

Property and Equipment,  net of $151,297
         of accumulated depreciation                                         1,025,474
                                                                         --------------
Oil and gas properties (successful efforts method):

         Oil interests, proved properties, net of $29,113
             of accumulated depletion                                        4,480,280
         Support equipment, at cost, net of $26,352
             of accumulated depreciation                                         6,904
                                                                         --------------
                                                                             4,487,184
                                                                         --------------

                                                                       $     8,292,927
                                                                         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
         Accounts payable, trade                                       $     1,696,114
         Advances for drilling contracts                                     2,552,167
         Funds held for future distribution                                    181,561
         Taxes payable                                                         135,499
         Accrued expenses                                                      285,915
         Loans from shareholders                                               742,650
                                                                         --------------

                  Total current liabilities                                  5,593,906
                                                                         --------------

Long-term liabilities
         Property Mortgage                                                     534,867
         Notes payable                                                         538,000
                                                                         --------------
                  Total long-term liabilities                                1,072,867
                                                                         --------------

Stockholders' equity (deficit):

         Preferred  stock, $.0001 par value, 25,000,000 shares
             authorized, 159,500 shares issued and outstanding
             of various series of convertible redeemable,
             $470,461 aggregate liquidation value                                   16
         Common stock, $ .0001 par value, 50,000,000
             shares authorized, 13,014,755 shares issued
             and outstanding                                                     1,301
         Paid in capital in excess of par                                    4,636,695
         Accumulated deficit                                            (    2,976,025)
         Treasury stock, at cost, 89,582 shares                         (       35,833)
                                                                        ---------------
                                                                             1,626,154
                                                                        ---------------

                                                                       $     8,292,927
                                                                        ===============


        The accompanying notes are an integral part of the financial statements.

                                             3


                                                 CAMBRIDGE ENERGY CORPORATION
                                                       AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                  FOR THE THREE MONTHS ENDED
                                                 SEPTEMBER 30, 2000 and 1999




                                                                               2000                  1999
                                                                               ----                  ----
Revenues:

         Oil and gas sales, net of royalties                            $      761,141        $      268,929
         Lease operating and other income                                            -                 3,745
         Other income                                                                -                   528
                                                                         --------------        --------------
                                                                               761,141               273,202
                                                                         --------------        --------------
Operating expenses:

         Production costs                                                      420,942               343,766
         Exploration costs                                                      20,047                86,359
         Marketing expense                                                           -                     -
         General and administrative                                            349,500               161,664
         Depletion                                                               8,080                 4,552
         Depreciation                                                           21,476                15,671
                                                                         --------------        --------------
                                                                               820,045               612,012
                                                                         --------------        --------------
Interest expense                                                                29,254                 8,050
                                                                         --------------        --------------


Net income (loss)                                                        $(     88,158)        $(    346,860)
                                                                         ==============        ==============




Net gain (loss) per share                                                $(       .006)         $(       .03)
                                                                         ==============        ==============

Gain (loss) per share from operations                                    $(       .006)         $(       .03)
                                                                         ==============        ==============










                           The accompanying notes are an integral part of the financial statements.



                                                 CAMBRIDGE ENERGY CORPORATION
                                                       AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                   FOR THE SIX MONTHS ENDED
                                                 SEPTEMBER 30, 2000 and 1999




                                                                               2000                  1999
                                                                               ----                  ----
Revenues:

         Oil and gas sales, net of royalties                            $    1,358,102        $      535,681
         Lease operating and other income                                            -                12,194
         Other income                                                              113                 4,634
                                                                         --------------        --------------
                                                                             1,358,215               552,509
                                                                         --------------        --------------
Operating expenses:

         Production costs                                                      604,673               529,814
         Exploration costs                                                      20,047               125,472
         Marketing expense                                                           -                     -
         General and administrative                                            685,333               282,726
         Depletion                                                              15,436                 7,993
         Depreciation                                                           45,166                23,728
                                                                         --------------        --------------
                                                                             1,370,655               969,733
                                                                         --------------        --------------
Interest expense                                                                29,254                20,206
                                                                         --------------        --------------


Net income (loss)                                                        $(     41,694)        $(    437,430)
                                                                         ==============        ==============




Net gain (loss) per share                                                $(       .003)         $(       .03)
                                                                         ==============        ==============

Gain (loss) per share from operations                                    $(       .003)         $(       .03)
                                                                         ==============        ==============










                           The accompanying notes are an integral part of the financial statements.



                                                       CAMBRIDGE ENERGY CORPORATION
                                                             AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 FROM INCEPTION THROUGH SEPTEMBER 30, 2000

                                                                                         Accumulated Other
                           Preferred Stock      Common Stock     Add'l Paid  Accumulated   Comprehensive   Treasury Stock
                           Shares   Amount   Shares     Amount   In Capital    Deficit         Loss            Amount        Total
                          -------   ------ ----------  -------  ----------   ---------     -------------   --------------  ---------

Balance at March 31,1997      -       -     1,200,000   $ 120    $ 114,875   $(  9,529)     $    -             $   -      $ 105,466

Issuance of common stock
  to repay stockholder
  advances                    -       -     5,184,786   $ 518    $  25,406                                                $  25,924
Issuance of common stock
  for cash,net of $47,858
  of offering costs           -       -     1,941,000   $ 194    $ 728,773                                                $ 728,967
Issuance of common stock
  for services                -       -        15,000   $   2    $  17,498                                                $  17,500
Unrealized loss in
  marketable securities                                                                     ( 40,500)                     $( 40,500)
Net loss                                                                     (976,031)                                     (976,031)
                         --------  -------  ---------  -------  ----------  ----------     ----------     ------------   -----------
Balance at March 31,1998      -     $  -    8,340,746   $ 834    $ 886,552  $(985,560)     $( 40,500)      $       -      $(138,674)

Issuance of preferred
  stock for cash          134,000   $ 13                           334,987                                                  335,000
Issuance of common stock
   for cash                                   406,223      41      314,959                                                  315,000
Issuance of common stock
   for services                               252,000      25      214,525                                                  214,550
Issuance of common stock
   for purchase of
   subsidiaries                             2,635,768     264    2,126,937                                                2,127,201
Reacquired shares held
   in treasury                                                                                              (  23,341)     ( 23,341)
Unrealized loss in
   marketable securities                                                                    (  5,775)                      (  5,775)
Dividends on preferred
   stock                                                                     (  5,452)                                      ( 5,452)
Net loss                                                                   (1,264,547)                                  ( 1,264,547)
                         --------  -------  ---------  ------- ---------- ------------     ----------     ------------   -----------
Balance at March 31,1999  134,000    $ 13  11,634,827  $ 1,164 $3,877,960 $(2,255,559)     $( 46,275)       $( 23,341)  $ 1,553,962

Issuance of preferred
  stock for cash           35,500    $  4                         116,559                                                   116,563
Repurchase of preferred
  stock for cash          (10,000)   (  1)                        (24,999)                                                 ( 25,000)
Issuance of common stock
   for cash                                   156,000       15     85,953                                                    85,968
Reacquired shares held
   in treasury                                                                                              (  12,492)     ( 12,492)
Reclassification adjustment
   for unrealized appreciation                                              ( 46,275)        46,275                              -
Dividends on preferred
   stock                                                                     ( 32,622)                                      (32,622)
Net loss                                                                     (533,306)                                     (533,306)
                         --------  -------  ---------  ------- ---------- ------------     ----------     ------------   -----------
Balance at March 31,2000  159,500    $ 16  11,790,827  $ 1,179 $4,055,473 $(2,867,762)     $       -        $( 35,833)  $ 1,153,073

Issuance of common stock
   for services                               498,928       50    185,356                                                   185,406
Dividends on preferred
   stock                                                                     (  9,452)                                      ( 9,452)
Net loss                                                                     ( 36,443)                                      (36,443)
                         --------  -------  ---------  ------- ---------- ------------     ----------     ------------   -----------
Balance at June 30, 2000  159,500    $ 16  12,289,755  $ 1,229 $4,240,829 $(2,840,771)     $       -        $( 35,833)  $ 1,365,470

Issuance of common stock
   for services                                35,000        4     34,060                                                    34,063
Issuance of common stock
   for cash                                   200,000       20     99,980                                                   100,000
Issuance of common stock
   to pay accounts payable                     20,000        2     19,998                                                    20,000
Issuance of common stock
   for deferred salary                        320,000       32    119,968                                                   120,000
Issuance of common stock
   for loan fees                              150,000       15    121,860                                                   121,875
Dividends on preferred
   stock                                                                     ( 47,096)                                      (47,096)
Net loss                                                                     ( 88,158)                                      (88,158)
                         --------  ------- ----------  ------- ---------- ------------     ----------     ------------   -----------
Balance at Sept 30, 2000  159,500    $ 16  13,014,755  $ 1,302 $4,636,695 $(2,976,025)     $       -        $( 35,833)  $ 1,626,154


                                  The accompanying notes are an integral part of the financial statements.


                                            CAMBRIDGE ENERGY CORPORATION
                                                   AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              FOR THE SIX MONTHS ENDED
                                            SEPTEMBER 30, 2000 AND 1999


                                                                                2000                 1999
                                                                                ----                 ----

Cash flows from operating activities:

         Oil and gas sales received                                    $       871,310        $      634,913
         Interest received                                                           -                   814
         Cash paid to employees                                               ( 65,000)                    -
         Cash paid to suppliers                                             (1,553,978)           (1,004,810)
         Interest paid                                                        ( 29,254)               (9,894)
         Income taxes paid                                                           -                     -
                                                                       ----------------       ---------------

         Net cash used in operating activities                                (776,922)             (378,977)

Cash flows from investing activities:

         Purchase of property and equipment                                   ( 19,803)             (  2,274)
         Disposal of equipment                                                                        34,798
                                                                       ----------------       ---------------

         Net cash used in investing activities                                ( 19,803)               32,524

Cash flows from financing activities:

         Repayment of notes payable                                            581,344               251,598
         Sale of stock, Preferred                                             ( 57,881)               90,000
         Sale of stock, Common                                                 335,000
         Shareholders loan                                                           -                36,185
         Treasury stock purchase                                                     -              ( 12,492)
         Proceeds of note payable                                                    -                83,000
         Dividends Paid                                                       ( 56,548)
                                                                       ----------------       ---------------

         Net cash provided by financing activities                             801,915               448,291
                                                                       ----------------       ---------------

Net change in cash                                                               5,190               101,838
                                                                       ----------------       ---------------

Cash at beginning of period                                                    123,289                33,211
                                                                       ----------------       ---------------

Cash at end of period                                                  $       128,479        $      135,049
                                                                       ================       ===============







                             The accompanying  notes are an integral part of the financial statements.


                                         CAMBRIDGE ENERGY CORPORATION
                                                AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           FOR THE SIX MONTHS ENDED
                                         SEPTEMBER 30, 2000 AND 1999


                                     Reconciliation of Net Loss to Net Cash
                                          Used in Operating Activities


                                                                                2000                 1999
                                                                                ----                 ----

Net income (loss)                                                      $       (51,715)       $     (406,367)
                                                                       ----------------      ----------------

Adjustment to reconcile net loss
     to net cash used in operating
     activities:

         Depletion                                                              26,903                21,332
         Depreciation                                                           33,699                 7,994
         (Increase) decrease in accounts receivable, trade                    (486,792)               83,217
         (Increase) decrease in prepaid expenses                              ( 37,124)             (664,470)
         Increase (decrease) in accounts payable, trade                       (670,247)            2,528,846
         Increase (decrease) in drilling advances                              250,958            (1,980,280)
         Increase (decrease) in accrued expenses                                74,753                37,956
         Increase (decrease) in royalty interest payable                        82,643              (  7,744)
         Increase (decrease) in taxes payable                                        -                     -
         Preferred stock issued for debt                                             -                   539
         Common stock issued for services                                            -                     -
                                                                        ----------------     ----------------
     Total adjustments                                                        (725,207)               27,390
                                                                        ---------------      ----------------

Net cash used in operating activities                                   $     (776,922)      $      (378,977)
                                                                        ================     ================




                        Supplemental Schedule of Non-Cash Investing and Financing Activities

Issuance of common stock in exchange for
     marketable equity securities                                      $             -       $             -

Purchase of support equipment
     in exchange for account payable                                   $             -       $             -


















                             The accompanying  notes are an integral part of the financial statements.

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Organization and business
-------------------------

     Cambridge Energy Corporation (the Company) was incorporated in the state of Nevada on April 9, 1996. The Company is an independent oil and gas company engaged in the exploration and development of domestic and foreign oil and gas properties. It presently owns oil well properties located in Louisiana and oil and gas properties in Indonesia. Oil produced is sold to various crude oil purchasers in the Louisiana market and to the Indonesian government in the Indonesian market.

Business combinations
---------------------

     The Company acquired its two subsidiary corporations in transactions accounted for as purchases. In both transactions, the purchase price was allocated to the fair values of the assets acquired with no portion of the purchase price allocated to goodwill.

     The Company acquired 100% of the outstanding common stock of Triton Wellhead & Manufacturing, Inc. (TWM), a U.S. corporation, on September 30, 1998 in exchange for 762,354 common stock shares valued at $.64 per share, $5,000 cash, the issuance of a $95,000 note payable and the assumption of $366,944 of liabilities.

     The Company acquired 100% of the outstanding common stock of Intermega Energy Pte, Ltd. (IEP), a Singapore corporation, on January 4, 1999 in exchange for 1,873,414 common stock shares valued at $.875 per share and $500,000 cash, which has not yet been paid. IEP owns oil properties in Indonesia. The accompanying consolidated financial statement of operations and comprehensive income include IEP's results of operations subsequent to January 4, 1999.

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

2. PREFERRED STOCK

     To date the Company issued a total of 144,000 shares of its Series A and Series B preferred stock for $2.50 cash per share. Other than in liquidation and redemption at the holders' option, the preferences attached to these series are identical. The shares have a par value of $.0001 and pay an 8.0% per annum non-cumulative dividend payable quarterly. The shares are convertible into common stock at the holders options anytime within 18 months from the date of issue at a conversion price of $1.50 per common share. The shares are redeemable by the Company within 12 months from the date of issue at a per share redemption price of $2.50. The holders of the Series A shares can require redemption at the same price anytime during a period beginning 12 months from the date of issue and ending 14 months from such date. The holders of the Series B shares can also require redemption at the same price anytime during a period beginning six months from the date of issue and ending 12 months from such date.

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS.


     The Company is engaged in the exploration and development oil and natural gas reserves through the acquisition and development of properties primarily with proven reserves. The Company's ability to grow shareholder value through growth of assets, earnings and cash flows is dependent on its ability to acquire and develop commercial quantities of oil and natural gas that can be produced and marketed at a profit. Product prices have fluctuated significantly over the past two years. These fluctuations have had adverse affects on the rate of growth and operations of the company as well as many companies in the industry.

     Company management has pursued the initial elements of a growth strategy which includes:

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


Results of Operations
---------------------

Three Months ended September 30, 2000 compared to the Three Months ended September 30, 1999.

     For the Three Months ended September 30, 2000 the company recorded a loss of $88,158, down from $346,860 for the same period the previous year. Revenues increased to $761,140 for the period, up from $273,202 for the same period the previous year. The Company received an average of $4.62 per mcf of gas sold during the quarter up from $2.07 from the same period the previous year. The Company received an average of $30.82 per barrel of oil sold during the quarter, up from $17.47 for the same period the previous year.

Six Months ended September 30, 2000 compared to the Six Months ended September 30, 1999.

     For the Six Months ended September 30, 2000 on Revenues of $1,358,215 up from $552,509 the same period the previous year, the company recorded a loss of $51,715, down from $437,430 for the same period the previous year. General and Administrative Expenses were $685,333 for the period up from $282,726 for the same period the previous year. This increase was due significantly to one time expenses such as loans costs associated with financing on the Company's Broussard property and to charges for stock issues to certain vendors.

Liquidity
---------

     During the quarter, the Company financed its acquisitions, development and exploration activities through cash flow from operating activities, various means of corporate and project finance and through the issuance of additional securities. In addition, the Company continued to seek participation with industry partners on a promoted basis, whereby the Company's working interests in reserves and production are greater than its proportionate share capital costs.

     During the quarter the Company raised additional capital in the amount of $40,000 through private sale of preferred shares and debentures. The placement of preferred stock undertaken by Dirks & Company was not completed by that company, so during the quarter, the Company began to pursue a relationship with other firms for the placement of equity or credit facility that would provide additional funding for expansion to be consistent with the Company growth strategy. Although management believes that this will be accomplished during the current fiscal year, there can be no assurance that such a facility will be forthcoming or that sufficient funds will be available to meet the requirements of the Company's growth strategy.


Material Commitments for Capital Expenditures
---------------------------------------------

     The Company has made no additional material commitments through September 30, 2000. Each drilling and/or rework project is stand-alone and although the Company is in constant discussion with prospective working interest partners on each potential project, commitments for the actual drilling or rework and site preparation operations are generally not made for each project until the Company has funds committed from its working interest partners and the funds for its portion of the working interest are in place. The leases the Company holds are renewable annually unless "held by production". If the leased property has a producing well that is providing royalty payments to the leaseholders, then annual lease payments and renewals are not required. Cambridge Energy strives to accomplish the drilling or rework planned for each property within the year first leased. When that does not occur, management reviews the potential of each property as its leases which have come up for renewal and makes a decision whether or not to renew each lease in light of the Company's business planning at that time.

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

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cocoa, State of Florida, on February 28, 2001.


                                          CAMBRIDGE ENERGY CORPORATION

                                          by: /s/ Perry D. West
                                          --------------------------------------
                                          Perry D. West, Chief Executive Officer