Form 10QSB/A
period 2000-09-30
CAMBRIDGE ENERGY CORP
filed 2001-02-28
CIK 1041633

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                  FORM 10-QSB/A
                                 Amendment No. 2

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying September 30, 2000 consolidated financial statements for them to be in conformity with generally accepted accounting principles.


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