Form 10QSB
period 2000-12-31
CAMBRIDGE ENERGY CORP
filed 2001-03-02
CIK 1041633

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended December 31, 2000


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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

     The Registrant has 14,655,632 shares of common stock, par value $0.0001 per share issued and outstanding as of December 31, 2000.


     Traditional Small Business Disclosure Format

                            Yes  [  x  ]       No [     ]

                          Cambridge Energy Corporation
                                and Subsidiaries




                               Table of Contents


PART I - FINANCIAL INFORMATION
                                                                       Page No.

Item 1. Cambridge Energy Corporation Financial Statements               2 - 10
        (Unaudited)

        Independent Accountant's Report
        Balance Sheet as of December 31, 2000
        Statement of Operations for the three
           months ended December 31, 2000 and 1999
        Statement of Operations for the nine
           months ended December 31, 2000 and 1999
        Statement of Cash Flows for the nine
           months ended December 31, 2000
        Notes to Financial Statements


Item 2. Management's Discussion and Analysis                           11 - 12


PART II - OTHER INFORMATION                                            13


Item 1. Legal Proceedings                                              None

Item 2. Changes in Securities                                          None

Item 3. Defaults upon Senior Securities                                None

Item 4. Submission of Matters to a Vote of Security Holders            None

Item 5. Other Information                                              None

Item 6. Exhibits and Reports on Form 8-K                               None


SIGNATURE PAGE                                                         14

PART 1 - FINANCIAL INFORMATION:


                           TURNER, STONE & COMPANY
                            12700 Park Central Drive
                                   Suite 1610
                              Dallas, Texas 75251



                         Independent Accountant's Report



Board of Directors and Stockholders
Cambridge Energy Corporation
    and subsidiaries
Cocoa, Florida


We have reviewed the accompanying consolidated balance sheet of Cambridge Energy Corporation and subsidiaries as of December 31, 2000 and the related statement of operations stockholders' equity and cash flows for the three months amd nine months then ended. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.


/s/ Ed Turner
----------------------------
Certified Public Accountants
March 2, 2001



                            CAMBRIDGE ENERGY CORPORATION
                                  AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31, 2000


                                                                               2000
                                                                               ----
ASSETS
------
Current assets:
         Cash                                                          $       129,745
         Accounts receivable, trade                                          1,730,745
         Inventory, material and supplies                                      365,009
         Prepaid expenses                                                    1,127,557
                                                                         --------------
                  Total current assets                                       3,353,056
                                                                         --------------

Property and Equipment,  net of $181,330
         of accumulated depreciation                                         1,006,004
                                                                         --------------
Oil and gas properties (successful efforts method):

         Oil interests, proved properties, net of $46,932
             of accumulated depletion                                        4,657,459
         Support equipment, at cost, net of $27,875
             of accumulated depreciation                                        34,765
                                                                         --------------
                                                                             4,692,224
                                                                         --------------

                                                                       $     9,051,284
                                                                         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
         Accounts payable, trade                                       $     1,648,980
         Advances for drilling contracts                                     2,649,415
         Funds held for future distribution                                    191,823
         Taxes payable                                                         135,980
         Accrued expenses                                                      438,206
         Loans from shareholders                                               742,650
                                                                         --------------

                  Total current liabilities                                  5,807,054
                                                                         --------------

Long-term liabilities
         Property Mortgage                                                     534,867
         Notes payable                                                         580,500
                                                                         --------------
                  Total long-term liabilities                                1,115,367
                                                                         --------------

Stockholders' equity (deficit):

         Preferred  stock, $.0001 par value, 25,000,000 shares
             authorized, 159,500 shares issued and outstanding
             of various series of convertible redeemable,
             $470,461 aggregate liquidation value                                   16
         Common stock, $ .0001 par value, 50,000,000
             shares authorized, 14,655,632 shares issued
             and outstanding                                                     1,466
         Paid in capital in excess of par                                    5,244,719
         Accumulated deficit                                            (    3,081,505)
         Treasury stock, at cost, 89,582 shares                         (       35,833)
                                                                        ---------------
                                                                             2,128,863
                                                                        ---------------

                                                                       $     9,051,284
                                                                        ===============


        The accompanying notes are an integral part of the financial statements.

                                             3


                                                 CAMBRIDGE ENERGY CORPORATION
                                                       AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                  FOR THE THREE MONTHS ENDED
                                                  DECEMBER 31, 2000 and 1999




                                                                               2000                  1999
                                                                               ----                  ----
Revenues:

         Oil and gas sales, net of royalties                            $      809,073        $      413,067
         Lease operating and other income                                            -                 8,640
         Other income                                                                -                   240
                                                                         --------------        --------------
                                                                               809,073               421,947
                                                                         --------------        --------------
Operating expenses:

         Production costs                                                      496,150               267,610
         Exploration costs                                                           -                67,444
         Marketing expense                                                           -                     -
         General and administrative                                            370,858               249,518
         Depletion                                                              14,682                 4,755
         Depreciation                                                           20,626                26,920
                                                                         --------------        --------------
                                                                               902,316               616,247
                                                                         --------------        --------------
Interest expense                                                                     -                15,514
                                                                         --------------        --------------


Net income (loss)                                                        $(     93,243)        $(    209,814)
                                                                         ==============        ==============




Net gain (loss) per share                                                $(       .006)         $(       .02)
                                                                         ==============        ==============

Gain (loss) per share from operations                                    $(       .006)         $(       .02)
                                                                         ==============        ==============










                           The accompanying notes are an integral part of the financial statements.



                                                 CAMBRIDGE ENERGY CORPORATION
                                                       AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                   FOR THE NINE MONTHS ENDED
                                                   DECEMBER 31, 2000 and 1999




                                                                               2000                  1999
                                                                               ----                  ----
Revenues:

         Oil and gas sales, net of royalties                            $    2,167,175        $      948,748
         Lease operating and other income                                            -                20,834
         Other income                                                              113                 4,874
                                                                         --------------        --------------
                                                                             2,167,288               974,456
                                                                         --------------        --------------
Operating expenses:

         Production costs                                                    1,120,870               797,424
         Exploration costs                                                      20,047               192,916
         Marketing expense                                                           -                     -
         General and administrative                                          1,095,466               532,244
         Depletion                                                              30,118                12,748
         Depreciation                                                           65,792                50,648
                                                                         --------------        --------------
                                                                             2,312,246             1,585,980
                                                                         --------------        --------------
Interest expense                                                                     -                35,720
                                                                         --------------        --------------


Net income (loss)                                                        $(    144,958)        $(    647,244)
                                                                         ==============        ==============




Net gain (loss) per share                                                $(       .009)         $(       .05)
                                                                         ==============        ==============

Gain (loss) per share from operations                                    $(       .009)         $(       .05)
                                                                         ==============        ==============










                           The accompanying notes are an integral part of the financial statements.




                               CAMBRIDGE ENERGY CORPORATION
                                      AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE NINE MONTHS ENDED
                                     DECEMBER 31, 2000


                                                                                2000
                                                                                ----

Cash flows from operating activities:

         Oil and gas sales received                                    $     1,367,220
         Interest received                                                           -
         Cash paid to employees                                               ( 95,000)
         Cash paid to suppliers                                             (2,422,129)
         Interest paid                                                        ( 29,254)
         Income taxes paid                                                           -
                                                                       ----------------

         Net cash used in operating activities                              (1,179,163)

Cash flows from investing activities:

         Purchase of property and equipment                                   (254,748)
         Disposal of equipment
                                                                       ----------------

         Net cash used in investing activities                                (254,748)

Cash flows from financing activities:

         Repayment of notes payable                                          1,189,533
         Sale of stock, Preferred                                                    -
         Sale of stock, Common                                                 (57,881)
         Shareholders loan                                                           -
         Treasury stock purchase                                                     -
         Proceeds of note payable                                              377,500
         Dividends Paid                                                       ( 68,785)
                                                                       ----------------

         Net cash provided by financing activities                           1,440,367
                                                                       ----------------

Net change in cash                                                               6,456
                                                                       ----------------

Cash at beginning of period                                                    123,289
                                                                       ----------------

Cash at end of period                                                  $       129,745
                                                                       ================







      The accompanying  notes are an integral part of the financial statements.


                        CAMBRIDGE ENERGY CORPORATION
                              AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTHS ENDED
                               DECEMBER 31, 2000


                   Reconciliation of Net Loss to Net Cash
                         Used in Operating Activities


                                                                                2000
                                                                                ----

Net income (loss)                                                      $      (144,958)
                                                                       ----------------

Adjustment to reconcile net loss
     to net cash used in operating
     activities:

         Depletion                                                              30,118
         Depreciation                                                           65,792
         (Increase) decrease in accounts receivable, trade                    (800,068)
         (Increase) decrease in prepaid expenses                              (309,933)
         Increase (decrease) in accounts payable, trade                       (688,750)
         Increase (decrease) in drilling advances                              348,206
         Increase (decrease) in accrued expenses                               227,525
         Increase (decrease) in royalty interest payable                        92,905
         Increase (decrease) in taxes payable                                        -
         Preferred stock issued for debt                                             -
         Common stock issued for services                                            -
                                                                        ----------------
     Total adjustments                                                      (1,034,205)
                                                                        ---------------

Net cash used in operating activities                                   $   (1,179,163)
                                                                        ================




          Supplemental Schedule of Non-Cash Investing and Financing Activities

Issuance of common stock in exchange for
     marketable equity securities                                      $             -

Purchase of support equipment
     in exchange for account payable                                   $             -


















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

     At December 31, 2000, accrued dividends payable related to these shares totaled $23,060.


3. COMMITMENTS AND CONTINGENCIES

Leases
------

     The Company's home office facilities are currently being provided without charge by a corporation owned by the Company's president. The fair rental value of this space provided is not material. The Company's Singapore offices are currently leased on a month to month basis from a corporation owned by another of the Company's stockholders.

     At December 31, 2000, the Company was not obligated under any noncancelable operating or capital lease agreements.


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

8. NOTES PAYABLE

     To date the Company has borrowed $580,500 through the issuance of notes. The notes are due at various dates and bear interest at 8.5% to 10.0% and are unsecured.

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


Results of Operations
---------------------

Three Months ended December 31, 2000 compared to the Three Months ended December 31, 1999.

     For the Three Months ended December 31, 2000 the company recorded a loss of $93,243, down from $209,814 for the same period the previous year. Revenues increased to $809,073 for the period, up from $421,947 for the same period the previous year. The Company received an average of $5.92 per mcf of gas sold during the quarter up from $2.27 from the same period the previous year. The Company received an average of $29.32 per barrel of oil sold during the quarter, up from $22.11 for the same period the previous year.

     During the quarter, the Company acquired two additional properties in southern Louisianna representing the addition of both oil and gas proven reserves to those owned by the Company.


Nine Months ended December 31, 2000 compared to the Nine Months ended December 31, 1999.

     For the Nine Months ended December 31, 2000 on Revenues of $2,167,288 up from $974,456 the same period the previous year, the company recorded a loss of $144,958, down from $647,244 for the same period the previous year. General and Administrative Expenses were $1,095,466 for the period up from $532,244 for the same period the previous year. This increase was due significantly to one time expenses such as loans costs associated with financing on the Company's Broussard property and to charges for stock issues to certain vendors.

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

     For the quarter the Company raised additional capital in the amount of $42,500 through private sale of preferred shares and debentures. On October 27, 2000, the Company entered into an agreement with HCFB/ Brenner Securities, Inc., for investment banking services including the placement of equity or credit facility of up to $10,000,000 that would provide additional funding for expansion to be consistent with the Company growth strategy.

     During the quarter the company completed the initial due diligence steps under the agreement and is proceeding with the intent of completion within six months after the agreement date.

     The agreement calls for presentation and negotiation of the transaction with the investor group. Although management believes that this effort will be successful, there is no guarantee or assurance that such a deal will be completed or funded or that such funds will be sufficient to complete the Company's business plan.


Material Commitments for Capital Expenditures
---------------------------------------------

     The Company has made no additional material commitments through December 31, 2000. Each drilling and/or rework project is stand-alone and although the Company is in constant discussion with prospective working interest partners on each potential project, commitments for the actual drilling or rework and site preparation operations are generally not made for each project until the Company has funds committed from its working interest partners and the funds for its portion of the working interest are in place. The leases the Company holds are renewable annually unless "held by production". If the leased property has a producing well that is providing royalty payments to the leaseholders, then annual lease payments and renewals are not required. Cambridge Energy strives to accomplish the drilling or rework planned for each property within the year first leased. When that does not occur, management reviews the potential of each property as its leases which have come up for renewal and makes a decision whether or not to renew each lease in light of the Company's business planning at that time.

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

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cocoa, State of Florida, on March 2, 2001.


                                          CAMBRIDGE ENERGY CORPORATION

                                          by: /s/ Perry D. West
                                          --------------------------------------
                                          Perry D. West, Chief Executive Officer