Form 10KSB
period 2001-03-31
CAMBRIDGE ENERGY CORP
filed 2001-07-16
CIK 1041633

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB


(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended March 31, 2001


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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's estimates revenues for its recent fiscal year. $1,572,105

     State The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of June 30, 2001: $4,878,121

     As of March 31, 2001 there were outstanding 18,802,382 shares of Cambridge Energy Corporation's common stock, par value $.0001 per share.

                          CAMBRIDGE ENERGY CORPORATION
                     Form 10-KSB Report for the Fiscal Year
                              Ended March 31, 2001

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

     In order to provide for rapid growth, the Company has expanded its strategy to include the exploration of offshore reserves, both in the US and outside the US. Although, there is no assurance that the Company will be able to obtain the capital required to fully exploit this opportunity for expanded growth or that such growth will result in profits to the Company.

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

 Operations

     The Company expects that it will continue to engage in both development and exploratory drilling operations. Such activities have been limited during the fiscal year. However, the Company intends to pursue a diversified inventory of exploratory and development prospects. The current portfolio includes lower-risk development and exploratory prospects, as well as higher risk exploratory prospects with greater potential. The objective of the Company's near-term strategy is maximization of the value of its existing prospect inventory while reducing its cost and risk exposure. In the near term, the Company plans to retain a 10% to 50% direct working interest in each prospect, plus any carried or reversionary interest retained as part of sales to industry partners. Direct participation may increase as corporate cash flows and capital resources increase. Drilling prospects may result from the evaluation of acquisitions. Drilling activities, whether exploratory or developmental, are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that any new wells drilled by the Company will recover all or any portion of the related investment. The cost of drilling, completing and operating wells is often uncertain and cost overruns can occur. The Company's drilling operations might be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company's control. These factors include financial resources of the Company or its partners, commodity prices, land and title issues, mechanical problems, weather conditions and compliance with governmental requirements. Unsuccessful drilling activities may have a material adverse effect on the Company.

     During the fiscal year, the company maintained an Indonesian subsidiary, Intermega Energy Pte Ltd. which includes three fields in eastern Indonesia and executive offices in Jakarta for liaison with Pertamina, the government owned oil company that controls all of Indonesian oil and gas. We are adding approximately 100 employees by this. They include:

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

Oil and Gas Operations (see also Management Discussion and Analysis)

     The Company realized from the sale of its production for the fiscal year ended March 31, 2001, $28.68 per barrel of oil and $3.14 per mcf of gas.

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

Item 2.  Description of Properties

     The corporate offices of Cambridge Energy Corporation are in Cocoa, Florida, and consist of approximately 1200 square feet of office space owned by an officer and director of the Company. The Company has utilized this space since its inception. It has paid no lease payments on this space to date. The Company is considering leasing larger facilities for its headquarters at another location.

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

     The Company owns a 14,000 square foot manufacturing facility in Broussard, Louisiana, along with machine equipment, raw stock and finished product inventory, and engineering drawings for its product catalog. The Company currently maintains this property for its own use.

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

     During the previous fiscal year, Unocal undertook rework operations on the Calvert & Todd #13 well, in which the Company has a 4.70217% working interest. The recompletion was successful and the well has produced more than 250,000 mcf of gas and 12000 barrels of oil condensate since the recompletion. Unocal is the operator of this well.

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

     Big Island Field: Cambridge Energy expects to continue development of this property in Rapides Parish, Louisiana. Geologically, the field is situated at the net oil's edge of a Hudson Sand channel and produces water along with the oil from this Wilcox Sand. As part of the continued development of the Big Island Field, this well will be enhanced by equipping it with a larger pump. The Wilcox formation throughout this region produces water along with the oil shortly after being placed on production. The amount of water increases in the later life of the wells. The Floyd A-1 well should produce for another 10-20 years. The Company purchased a salt water disposal well as part of the Big
Island acreage that services the Floyd A-1 well and will service the two additional wells that the Company is preparing to drill on these properties.

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

     Donner Field: The Donner Field is located in Terrebone Parrish, Louisiana, south of the Chacahoula Salt Dome and north of Gibson Field. Humble Oil and Refining Company discovered the Donner Field in 1958 with their completion of the No. B-1 Lutcher Moore Lumber Company well. Production of both oil and gas has been established from normally pressured rocks at depths of 12,300 feet to 12,700 feet. Cumulative production in the field has been in excess of 2,800,000 barrels of oil and 6,5000,000,000 cubic feet of natural gas. Cambridge's initial development in this field will include the sidetracking of an orphan well to recover 1,205,338 barrels of oil and 3,196,057 mcf of natural gas.

     Frenier Field: The Frenier Field is located near LaPlace, Louisiana, directly west of New Orleans, in St. John the Babtist Parish. The two wells, a SWD well and a well to be worked over, were drilled by Smith Producing Company and later purchased by Venture Minerals. Cambridge Energy purchased the leases, wells and equipment and will re-complete the No. 1 well in an upper zone that is estimated to produce 130,000 barrels of oil. A lower zone was producing at 90 BOPD when the well was re-completed in the present completed interval because of salt-water production. The conversion of the No. 2 well to a SWD well now allows for an additional re-completion in the lower sand that should provide an additional 100,000 barrels of production. The lease may also provide a development drilling location that could be high on structure and away from the drainage areas of the present wells that, according to the geologist's estimate, could provide another 200,000 barrels of oil.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     None

                                     PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

     (a) Market Information

     The Company's common stock is listed on the OTC Bulletin Board of the NASD, and began trading on November 24, 1997. The high and low bid prices at quarter ending through March 31, 2001, are as follows:

Quarter Ending:
                                              Bid
                                     High               Low
                                    -----              -----
March 31, 1998                      1 1/8              1 1/8
June 30, 1998                       1 7/8              1
September 30, 1998                  1 1/2                3/4
December 31, 1998                   1 1/16             $0.81
March 31, 1999                        7/8               5/16
June 30, 1999                         1/2               7/16
September 30, 1999                    1/2               7/16
December 31, 1999                     9/16               3/8
March 31, 2000                        5/16              5/16
June 30, 2000                        1 1/2             1 1/2
September 30, 2000                   $0.73             11/16
December 31, 2000                    $0.47             $0.42
March 31, 2001                       $0.23             $0.20



     These bid prices were  obtained from OTCBB and do not  necessarily  reflect
actual   transactions,   retail   mark-ups,   mark-downs  or  commissions.   The
transactions include inter-dealer transactions.

     (b) Holders

     As of March 31, 2001, the number of holders of the Company's common shares was 153.

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

     Company management has continued to expand on the elements of its growth strategies including:

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

Results of Operations

     The necessary financial information from the Company's foreign subsidiary, Intermega Energy, PTE LTD, was not made available in sufficient time for the Company's auditors to complete the audit report prior to June 30, 2001. Thus the operation information is not yet available and will be submitted in an amendment to this filing.

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

     During Fiscal Year 2001 the Company raised additional capital in the amount of $152,500 through private sale of preferred shares. Based on acquisitions currently in negotiation, the Company expects to undertake the placement of a significant financial institution credit facility or other structured debt facility during the coming fiscal year. This would provide additional funding for expansion to be consistent with the Company growth strategy. Although management believes that this will be accomplished during the current fiscal year,there have been delays in the past and there can be no assurance that such a facility will be forthcoming or that sufficient funds will be available to meet the requirements of the Company's growth strategy.

Material Commitments for Capital Expenditures

     The Company has made no additional material commitments during the fiscal year ended March 31, 2001. Each drilling and/or rework project is stand-alone and although the Company is in constant discussion with prospective working interest partners on each potential project, commitments for the actual drilling or rework and site preparation operations are generally not made for each project until the Company has received the funds from its working interest partners and the funds for its portion of the working interest are in place. The leases the Company holds are renewable annually unless "held by production". If the leased property has a producing well that is providing royalty payments to the leaseholders, then annual lease payments and renewals are not required. Cambridge Energy strives to accomplish the drilling or rework planned for each property within the year first leased. When that does not occur, management reviews the potential of each property as its leases which have come up for renewal and makes a decision whether or not to renew each lease in light of the Company's business planning at that time. During fiscal year 2001, the Company had $10,394 in lease depreciation expenditures.

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

Item 7.  Selected Financial Data.

     The necessary financial information from the Company's foreign subsidiary, Intermega Energy, PTE LTD, was not made available in sufficient time for the Company's auditors to complete the audit report prior to June 30, 2001. The Company will be submitting them in an amendment to this filing.

Item 8. Changes in and Disagreements with Accountants on Accounting And Financial Disclosure.

          None

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

     (a) Identification of Directors and Executive Officers.


     (1)                  (1)                (2)                (3)
     Name                 Age               Term*              Served
---------------           ---               ----               ------
Perry Douglas West                         Elected             Since
Chairman and CEO           54              Annually          Inception

Jonathan E. Bates          42              Elected              1997
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

Item 10.  Executive Compensation

     Cash Compensation:

     The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the periods indicated to its directors and executive officers:


                           SUMMARY COMPENSATION TABLE
                           --------------------------

Name & Position         Fiscal Year      Salary      Bonus    Other Compensation
---------------         -----------      ------      -----    ------------------

Perry D. West               1997(1)        -0-        -0-               -0-
Chairman/CEO                1998(2)     $40,615       -0-             $45,000
                            1999(3)     $55,385       -0-               -0-
                            2000(4)     $ 3,692       -0-               -0-
                            2001(5)        -0-        -0-               -0-



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

4)April 1, 2000 - March 31, 2001

     The following table sets forth the options granted during the last three fiscal years to each of the directors and executive officers:

 Option/SAR Grants in Last Fiscal Year   (Individual Grants):

                       Number of       Percent of total
                       Securities        Options/SARs
                       Underlying          granted to                Exercise or
                      Options/SARS       employees in    base price   Expiration
        Name            Granted           fiscal year    ($/Share)       date
       -----          ------------     ----------------  ----------  -----------

Perry D. West          1,000,000            13.60           $ .50     6/09/09
                       1,000,000            13.60           $1.00     6/09/09
                       1,000,000            13.60           $1.50     6/09/09
                         350,000                            $0.59     7/20/05
Jonathan Bates         1,000,000            13.60           $1.50     4/01/03
                       1,000,000            13.60           $1.00     4/01/03
                       1,000,000            13.60           $0.50     4/01/03
                         200,000              2.7           $0.75     4/15/03
                         200,000              2.7           $1.00     4/15/03
                         200,000              2.7           $1.50     4/15/03
                         200,000              2.7           $2.00     4/15/03
                         200,000              2.7           $2.50     4/15/03



     No options granted to the directors and executive officers were exercised during the fiscal year ended March 31, 1998, 1999, 2000 or 2001.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners

--------------------------------------------------------------------------------
(1)            (2)                      (3)                      (4)
Title of       Name and Address         Amount and Nature        Percent of
Class          of Beneficial Owner      of Beneficial Owner      Class
--------------------------------------------------------------------------------

Common       Lee M. Payne               Former Executive Vice
             1295 Rockledge Drive       President/Director
             Rockledge, Florida 32955   3,192,393 Shares*        16.97

     (b) Security Ownership of Management

     The following table sets forth the share holdings of the Company's directors and executive officers as of March 31, 2001, with these computations based upon 18,802,382 shares of common stock being outstanding, and no options granted being exercised.

--------------------------------------------------------------------------------
(1)            (2)                      (3)                      (4)
Title of       Name and Address         Amount and Nature        Percent of
Class          of Beneficial Owner      of Beneficial Owner      Class
--------------------------------------------------------------------------------

Common       Perry Douglas West         Chairman and CEO         16.97
             P.O. Box 1656              3,192,393 Shares*
             Cocoa, Florida 32923

Common       Lee M. Payne
             1295 Rockledge Drive
             Rockledge, Florida 32955   3,192,393 Shares**       16.97

Common       Officers and Directors
             as a Group                 6,384,786 Shares         33.95

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

     Shareholder Loans. During the fiscal year ending March 31, 2001, the executive officer and director of the Company, Mr. West, had shareholder loans repaid by the Company for totaling $11,181, for a total outstanding shareholder loans of $88,425. These amounts were initially loaned at no interest, and will be reimbursed at such time as cash flow permits.

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



(b.)     Reports on Form 8-K.

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cocoa, State of Florida, on July 16, 2001.



                                    CAMBRIDGE ENERGY CORPORATION


                                     By:  /s/ Perry Douglas West
                                       -------------------------
                                         Perry Douglas West
                                         Chairman and Chief Executive Officer