Form 10KSB/A
period 2001-03-31
CAMBRIDGE ENERGY CORP
filed 2001-08-22
CIK 1041633

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB
                                Amendment No. 1


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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's estimates revenues for its recent fiscal year. $2,976,931

     State The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of June 30, 2001: $4,172,748

     As of March 31, 2001 there were outstanding 18,142,382 shares of Cambridge Energy Corporation's common stock, par value $.0001 per share.

                          CAMBRIDGE ENERGY CORPORATION
                     Form 10-KSB Report for the Fiscal Year
                              Ended March 31, 2001

                                TABLE OF CONTENTS


                                                                         Page



                                     PART I

Item 1. Business .......................................................  3

Item 2. Properties .....................................................  8

Item 3. Legal Proceedings ..............................................  11

Item 4. Submission of Matters to a Vote of Security Holders ............  11



                                     PART II

Item 5. Market for Registrant's Common Stock and
          Related Stockholder Matters ..................................  12

Item 6. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..........................  12

Item 7. Selected Financial Data ........................................  15

Item 8. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ..........................  36



                                    PART III

Item 9.  Directors and Executive Officers of the Registrant ............  36

Item 10. Executive Compensation ........................................  37

Item 11. Security Ownership of Certain Beneficial
          Owners and Management ........................................  38

Item 12. Certain Relationships and Related Transactions ................  39



                                     PART IV

Item 13. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K ..........................................  40

SIGNATURE ..............................................................  41

                                  DEFINITIONS


     The terms below are used in this document and have specific SEC definitions as follows:

     Proved oil and gas reserves. Proved oil and gas reserves are the estimated quantities of crude oil and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

     Proved developed oil and gas reserves. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for implementing the natural forces and mechanisms of primary recovery is included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

     Proved undeveloped reserves. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. Reserves on undrilled acreage is limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units is claimed only where it can be demonstrated with certainty that there is continuity of production from the existing productive formation. Under no circumstances are estimates for proved undeveloped reserves attributable to any acreage for which an application of fluid injection or other improved recovery technique is contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

As used in this Form 10-K/A:

         "Mcf" means thousand cubic feet,
         "MMcf" means million cubic feet,
         "Bcf" means billion cubic feet,
         "Tcf" means trillion cubic feet,
         "Bbl" means barrel,
         "MBbls" means thousand barrels,
         "MMBbls" means million barrels,
         "BOE" means equivalent barrels of oil,
         "MBOE" means thousand equivalent barrels of oil and "MMBOE" means million equivalent barrels of oil.

     Unless otherwise indicated in this Form 10-K/A, gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60/o/ Fahrenheit. Equivalent barrels of oil are determined using the ratio of 5.5 Mcf of gas to 1 Bbl of oil.

     The term "gross" refers to the total acres or wells in which the Company has a working interest, and "net" refers to gross acres or wells multiplied by the percentage working interest owned by the Company. "Net production" means production that is owned by the Company less royalties and production due others.

            CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS


This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-K/A which address activities, events or developments which the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements.

These forward-looking statements include, among others, statements concerning: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as: future capital, development and exploration expenditures (including the timing, amount and nature thereof), drilling and reworking of wells, reserve estimates (including estimates of future net revenues associated with such reserves and the present value of such future net revenues), future production of oil and gas, repayment of debt, business strategies, oil and gas prices and demand, exploitation and exploration prospects, and other development trends of the oil and gas industry, and expansion and growth of business operations.

These statements are based on certain assumptions and analyses made by the management of Cambridge Energy Corporation ("Cambridge") in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.

Cambridge cautions the reader that these forward-looking statements are subject to risks and uncertainties, including those associated with: the financial environment, general economic, market and business conditions, the regulatory environment, business opportunities that may be presented to and pursued by Cambridge, changes in laws or regulations exploitation and exploration successes, availability to obtain additional financing on favorable conditions, trend projections, and other factors, many of which are beyond Cambridge's control that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified in the Description of the Business and Management's Discussion and Analysis sections of this document and risk factors discussed from time to time in the Company's filings with the Securities and Exchange Commission.

Significant factors that could prevent Cambridge from achieving its stated goals include: the inability of Cambridge to obtain financing for capital expenditures and acquisitions, declines in the market prices for oil and gas, and adverse changes in the regulatory environment affecting Cambridge.

The cautionary statements contained or referred to in this document should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by Cambridge or persons acting on its or their behalf.

Cambridge undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

The Company
-----------

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

 Operations
-----------

     The Company expects that it will continue to engage in both development and exploratory drilling operations. Such activities have been limited during the fiscal year. However, the Company intends to pursue a diversified inventory of exploratory and development prospects. The current portfolio includes low to medium risk development and exploratory prospects, as well as higher risk exploratory prospects with greater potential. The objective of the Company's near-term strategy is maximization of the value of its existing prospect inventory while reducing its cost and risk exposure. In the near term, the Company plans to retain a 10% to 50% direct working interest in each prospect, plus any carried or reversionary interest retained as part of sales to industry partners. Direct participation may increase as corporate cash flows and capital resources increase. Drilling prospects may result from the evaluation of acquisitions. Drilling activities, whether exploratory or developmental, are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that any new wells drilled by the Company will recover all or any portion of the related investment. The cost of drilling, completing and operating wells is often uncertain and cost overruns can occur. The Company's drilling operations might be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company's control. These factors include financial resources of the Company or its partners, commodity prices, land and title issues, mechanical problems, weather conditions and compliance with governmental requirements. Unsuccessful drilling activities may have a material adverse effect on the Company.

     The Company's U.S. operations are focused on the Gulf Coast in Southern and Central Louisiana. The Company continues engineering and geological reviews of its existing properties and prospects as part of a balanced program of low to medium risk exploitation and development of existing reserves and prospective acquisitions. The Company has a full schedule of drilling and rework operations planned, however, the progress of these operations past the engineering phase has been delayed due to delays in closing of various funding facilities (see Management's Discussion and Analysis).

     During the fiscal year, the company maintained an Indonesian subsidiary, Intermega Energy Pte Ltd. which includes three fields in eastern Indonesia and executive offices in Jakarta for liaison with Pertamina, the government owned oil company that controls all of Indonesian oil and gas.

     The Company's future performance depends upon its ability to acquire and develop additional oil and gas reserves that are economically recoverable. The Company intends to continue its acquisition, development and drilling activities. The Company continues its review of various prospects and acquisitions and expects during the coming year to close additional acquisitions and drill or participate in additional wells, however no assurances can be given that the Company will be successful or will have sufficient cash flow or sources of external capital to acquire, develop or discover additional reserves at an economical cost. Without successful acquisition, development and exploration activities, the Company's reserves will decline.

Competitive Business Conditions
-------------------------------

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

Distribution
-------------

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

Joint Operations With Others; Non-Operator Status
-------------------------------------------------

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

Environmental and Government Compliance and Costs
-------------------------------------------------

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

Safety Regulations
------------------

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

Oil and Gas Regulation
-----------------------

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

Oil and Gas Operations (see also Management Discussion and Analysis)
--------------------------------------------------------------------

     The Company realized from the sale of its production for the fiscal year ended March 31, 2001, $28.68 per barrel of oil and $5.82 per mcf of gas, compared to $21.87 per barrel of oil and $2.15 per mcf of gas for fiscal year ended March 31, 2000.

                                                 Year Ended
                                                   March 31,
                                              2001           2000
                                              ----           ----
Gas Production (Mcf)                         21,703         111,869
Oil Production (bbls)                       101,210          73,131
Average Price of Gas (per mcf)                $5.82           $2.15
Average Price of Oil (per bbls)              $28.68          $21.87



Employees, Consultants and Contractors
--------------------------------------

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

     Cambridge Energy employs G & A International, Inc., a petroleum engineering firm in Lafayette, Louisiana, to perform all of the Company's engineering analysis and project design, drilling and rework supervision. In addition, G & A provides office space and support for the Company's office in Lafayette. A portion of the engineering and geological analyses are reimbursed on a project basis pro rata by the working interest partners participating in each project. The Company also employs an oil and gas accounting firm, Investors Petroleum Consultants, Inc. in Lafayette, Louisiana, to provide accounting and disbursement reports on all of the lease and other royalty and working interest percentages of each of the company's projects as well as to prepare oil and gas production revenue disbursements.

     In a continuing effort to improve its technical capabilities, during the fiscal year Cambridge modernized its analysis capabilities by installing in its engineering offices, new Petroleum Economics and Financial Analysis MICA software by Molli Computer Services. This new software provides the Company with improved capability for analysis and display of economic and financial data for its projects and prospects. In addition the Company initiated its review of available 3-d seismic-visualization analysis and display software anticipating the further improvement of its technical capabilities during the next fiscal year.


Item 2.  Description of Properties

     The corporate offices of Cambridge Energy Corporation are in Cocoa, Florida, and consist of approximately 1200 square feet of office space owned by an officer and director of the Company. The Company has utilized this space since its inception. During the past year the Company has continued its search for larger offices in anticipation of completion of the next phase of its capital funding activities

     The Company also maintains engineering offices in Lafayette, Louisiana, as part of its consulting contract with G & A International, Inc. for engineering services. The Company is obligated for a fee of $24,000 per month for the engineering services and office space and support, a portion of which is reimbursed as engineering costs for each project as they are attributed to the working interest partners.

     The Company owns a 14,000 square foot wellhead manufacturing facility in Broussard, Louisiana, along with machine equipment, raw stock and finished product inventory, and engineering drawings for its product catalog. The Company currently maintains this property for its own use.

Oil and Gas Properties as of March 31, 2001
-------------------------------------------

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

     In addition, the Company has a 4.70217% working interest in the Calvert & Todd #13. The well was reworked last year by Unocal and the recompletion was successful. The well has produced more than 250,000 mcf of gas and 12000 barrels of oil condensate since the recompletion. Unocal is the operator of this well.

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

     Donner Field: The Donner Field is located in Terrebone Parrish, Louisiana, south of the Chacahoula Salt Dome and north of Gibson Field. Humble Oil and Refining Company discovered the Donner Field in 1958 with their completion of the No. B-1 Lutcher Moore Lumber Company well. Production of both oil and gas has been established from normally pressured rocks at depths of 12,300 feet to 12,700 feet. Cumulative production in the field has been in excess of 2,800,000 barrels of oil and 6,500,000,000 cubic feet of natural gas. Cambridge's initial development in this field will include the sidetracking of an orphan well to recover 1,205,338 barrels of oil and 3,196,057 mcf of natural gas. The Company purchased the remaining leases on this field at the end of the year and currently has it under review.

     Frenier Field: The Frenier Field is located near LaPlace, Louisiana, directly west of New Orleans, in St. John the Babtist Parish. The two wells, a SWD well and a well to be worked over, were drilled by Smith Producing Company and later purchased by Venture Minerals. Cambridge Energy purchased the leases, wells and equipment and will re-complete the No. 1 well in an upper zone that is estimated to produce 130,000 barrels of oil. A lower zone was producing at 90 BOPD when the well was re-completed in the present completed interval because of salt-water production. The conversion of the No. 2 well to a SWD well now allows for an additional re-completion in the lower sand that should provide an additional 100,000 barrels of production. The lease may also provide a development drilling location that could be high on structure and away from the drainage areas of the present wells that, according to the geologist's estimate, could provide another 200,000 barrels of oil. Projectral development of this field is under review by the Company.

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


Item 3.  Legal Proceedings

     At March 31, 2001, The Company was not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


Item 4.  Submission of Matters to a Vote of Security Holders

     None

                                     PART II


Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

     (a) Market Information

     The Company's common stock is listed on the OTC Bulletin Board of the NASD, and began trading on November 24, 1997. The high and low bid prices at quarter ending through March 31, 2001, are as follows:

Quarter Ending:
                                              Bid
                                     High               Low
                                    -----              -----
June 30, 1999                         1/2               7/16
September 30, 1999                    1/2               7/16
December 31, 1999                     9/16               3/8
March 31, 2000                        5/16              5/16
June 30, 2000                        1 1/2             1 1/2
September 30, 2000                   $0.73             11/16
December 31, 2000                    $0.47             $0.42
March 31, 2001                       $0.23             $0.20



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

Results of Operations
---------------------

Twelve months ended March 31,2001 compared to twelve months ended March 31,2000.

     The Company recorded a net loss of $1,842,617 for the year ended March 31, 2001 up from $533,306 for the year ended March 31, 2000. Revenues increased to $2,976,931 over $1,693,003 the previous year due to the increase in the
Company's international production. General and Administrative expenses increased to $1,732,328 over $912,510 for the previous year. This increase is due to one time charges associated with investment banking and consulting, as well as the write off of certain prepaid drilling expenses associated with the Company's properties.

     The Company realized added gains during the year due to an increase in oil and gas prices. The following outlines the production and average price per production during March 31, 2001 and 2000:

                                                  Year Ended
                                                   March 31,
                                              2001           2000
                                              ----           ----
Gas Production (Mcf)                         21,703         111,869
Oil Production (bbls)                       101,210          73,131
Average Price of Gas (per mcf)                $5.82           $2.15
Average Price of Oil (per bbls)              $27.00          $21.87


     The Company's drilling program proceeded at a slower pace than expected through the engineering phase due to industry conditions and resulting delays in partner contributions. The Company expects to have drilling operations underway during this next fiscal year and the Company also expects to increase its acquisition activity.

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

     The Company had entered into an agreement with Dirks & Co. during the previous fiscal year to raise US $5 million to funds various drilling, rework operations and certain acquisitions. Even with the price of the Company's common stock at a price favorable to the transaction, Dirks & Co. failed to raise any funds under that Agreement and the Company allowed this agreement to expire. Subsequently and in furtherance of the Company's goal of economic growth to enhance shareholder value, the Company retained HCFP/Brenner Securities Inc. half way through the fiscal year to raise US$5-10 million dollars funding for its development program. The Company proceeded in support of this relationship to obtain significant third party engineering reviews of its properties and prospects and provided other support. The contract with HCFP/Brenner expired after the end of the fiscal year without them raising funds under the agreement. The Company is proceeding with other firms to put these funds in place and although it believes that its efforts will be successful, there is no assurance that sufficient funds will be forthcoming to fund the Company's business plans or its operations.

     During Fiscal Year 2001 the Company raised additional capital in the amount of $152,500 through private sale of preferred shares. Based on acquisitions currently in negotiation, the Company expects to undertake the placement of a significant financial institution credit facility or other structured debt facility during the coming fiscal year. This would provide additional funding for expansion to be consistent with the Company growth strategy. Although management believes that this will be accomplished during the current fiscal year, there have been delays in the past and there can be no assurance that such a facility will be forthcoming or that sufficient funds will be available to meet the requirements of the Company's growth strategy.

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

Item 7.  Selected Financial Data.


                            Turner, Stone & Company
                      12700 Park Central Drive, Suite 1610
                              Dallas, Texas 75251


Board of Directors and Stockholders
Cambridge Energy Corporation
    and subsidiaries
Cocoa, Florida

We have audited the accompanying consolidated balance sheets of Cambridge Energy Corporation and subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cambridge Energy Corporation and subsidiaries at March 31, 2001 and 2000, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Supplementary Information Regarding Oil and Gas Producing Activities on page 20 is not a required part of the basic consolidated financial statements but is supplementary information required by the Financial Accounting Standards Board. We have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the supplementary information. However, we did not audit the information and express no opinion on it.


/s/ Turner, Stone & Company
----------------------------
Certified Public Accountants
August 22, 2001

                                          CAMBRIDGE ENERGY CORPORATION
                                                 AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS
                                             MARCH 31, 2001 AND 2000


                                                      Assets
                                                      ------
                                                                               2001                  2000
                                                                               ----                  ----
Current assets:

         Cash                                                            $     437,747         $     123,289
         Accounts receivable, trade                                            513,210               930,677
         Inventory, materials and supplies                                     191,631               216,617
         Prepaid expenses                                                      174,610               980,580
                                                                         -------------         -------------
                  Total current assets                                       1,317,198             2,251,163
                                                                         -------------         -------------
Property and equipment, net of $290,336 and
     $117,598 of accumulated deprecation                                       995,022             1,059,172
                                                                         -------------         -------------
Oil and gas properties, accounted for
     using the successful efforts method:

         Oil and gas interests, proved properties, net
             of $64,702 and $37,483 of accumulated
             depletion                                                       8,390,144             4,452,109

         Support equipment, at cost, net of
             $88,186 and $19,710 of accumulated
             depreciation                                                       61,086                13,545
                                                                         -------------         -------------
                                                                             8,451,230             4,465,654
                                                                         -------------         -------------
                                                                         $  10,763,450         $   7,775,989
                                                                         =============         =============
















                         The accompanying notes are an integral part of the financial statements.



                                             CAMBRIDGE ENERGY CORPORATION
                                                   AND SUBSIDIARIES

                                              CONSOLIDATED BALANCE SHEETS
                                                MARCH 31, 2001 AND 2000


                                         Liabilities and Stockholders' Equity
                                         ------------------------------------


                                                                                2001                 2000
                                                                                ----                 ----
Current liabilities:

         Accounts payable, trade                                          $  1,554,222          $  2,337,730
         Accrued expenses                                                      421,806               346,661
         Drilling advances                                                   2,007,259             2,301,209
         Royalty interests payable                                             191,908                98,918
         Loans from stockholders                                               853,650               800,531
         Notes payable                                                       1,185,367               737,867
                                                                          ------------          ------------
                  Total current liabilities                                  6,214,212             6,622,916
                                                                          ------------          ------------
Commitments and contingencies                                                        -                     -

Stockholders' equity:

         Preferred stock, $ .0001 par value,
             25,000,000 shares authorized, 159,500
             shares issued and outstanding of
             various series of convertible redeemable,
             $479,906 and $470,461 aggregate
             liquidation value, respectively                                        16                    16
         Common stock, $ .0001 par value,
             50,000,000 shares authorized,
             18,142,382 and 11,790,827 shares
             issued and outstanding, respectively                                1,814                 1,179
         Paid in capital in excess of par                                    9,334,120             4,055,473
         Accumulated deficit                                              (  4,750,879)         (  2,867,762)
         Treasury stock, at cost, 89,582 shares                           (     35,833)         (     35,833)
                                                                         -------------          ------------
                                                                             4,549,238             1,153,073
                                                                         -------------          ------------
                                                                         $  10,763,450         $   7,775,989
                                                                         =============          ============








                          The accompanying notes are an integral part of the financial statements.

                                                            17

                                               CAMBRIDGE ENERGY CORPORATION
                                                     AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  AND COMPREHENSIVE INCOME
                                   FOR THE YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2000


                                                                               2001                  2000
                                                                               ----                  ----
Revenues:
         Oil and gas sales, net of royalties                             $   2,860,646         $   1,614,780
         Lease operating and other income                                      116,285                78,223
                                                                         -------------         -------------
                                                                             2,976,931             1,693,003
                                                                         -------------         -------------
Operating expenses:
         Production costs                                                    2,713,112             1,142,717
         Exploration costs                                                           -                 8,459
         Marketing expenses                                                          -                     -
         General and administrative                                          1,732,328               912,510
         Depletion                                                              27,219                22,615
         Depreciation                                                          214,214                80,307
                                                                         -------------         -------------
                                                                             4,713,873             2,166,608
                                                                         -------------         -------------
Operating loss                                                            (  1,736,942)         (    473,605)

Interest expense                                                          (    105,675)         (     59,701)
                                                                         -------------         -------------
Net loss before taxes                                                     (  1,842,617)         (    533,306)

Provision for income taxes                                                           -                     -
                                                                         -------------         -------------
Net loss                                                                 $(  1,842,617)        $(    533,306)

Preferred stock dividends                                                $      40,500         $      38,073

Net loss available to common stockholders                                $(  1,883,117)        $(    571,379)

Net loss per share:
         Basic                                                           $(        .12)        $(        .05)
         Diluted                                                         $(        .12)        $(        .05)








                      The accompanying notes are an integral part of the financial statements.


                                                        18

                                                       CAMBRIDGE ENERGY CORPORATION
                                                             AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED MARCH 31, 2000 AND MARCH 31, 1999




                         Preferred   Stock     Common Stock     Add'l Paid   Accumulated   Treasury Stock
                           Shares   Amount   Shares     Amount   In Capital    Deficit         Amount          Total
                          -------   ------ ----------  -------  ----------   ---------     -------------   -------------

Balance at March 31,1999  134,000    $ 13  11,634,827  $ 1,164  $3,877,960  $(2,301,834)     $( 23,341)     $ 1,553,962

Issuance of preferred
  stock for cash           35,500    $  4                         116,559                                       116,563
Repurchase of preferred
  stock for cash          (10,000)   (  1)                        (24,999)                                     ( 25,000)
Issuance of common stock
   for cash                                   156,000       15     85,953                                        85,968
Reacquired shares held
   in treasury                                                                                ( 12,492)        ( 12,492)
Dividends on preferred
   stock                                                                     (   32,622)                       ( 32,622)
Net loss                                                                     (  533,306)                       (533,306)
                         --------  ------- ----------  ------- ----------   ------------     ----------     ------------
Balance at March 31,2000  159,500    $ 16  11,790,827  $ 1,179 $4,055,473   $(2,867,762)     $( 35,833)      $ 1,153,073

Issuance of common stock
   in payment of accounts
   payable                                    153,750       15    125,335                                        125,350
Issuance of common stock
   for cash                                   460,000       46    214,954                                        215,000
Issuance of common stock
   for services                             2,088,428      209    893,723                                        893,932
Issuance of common stock
   for purchase of oil and
   gas properties                           3,649,377      365  4,044,635                                      4,045,000
Dividends on preferred
   stock                                                                     (   40,500)                        ( 40,500)

Net loss                                                                     (1,842,617)                      (1,842,617)
                         --------  ------- ----------  ------- ----------   ------------     ----------      ------------
Balance at March 31,2001  159,500    $ 16  18,142,382  $ 1,814 $9,334,120   $(4,750,879)     $( 35,833)      $ 4,549,238
                         ========  ======= ==========  ======= ==========   ============     ==========      ============









                                The accompanying notes are an integral part of the financial statements.

                                                                19

                                            CAMBRIDGE ENERGY CORPORATION
                                                   AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2000


                                                                             2001                  2000
                                                                             ----                  ----
Cash flows from operating activities:
         Oil and gas sales received                                     $  3,394,398           $   1,118,519
         Interest received                                                         -                   1,429
         Cash paid to employees                                          (    31,003)            (    57,481)
         Cash paid to suppliers                                          ( 3,383,697)            ( 1,388,600)
         Interest paid                                                   (    24,465)            (    59,701)
         Income taxes paid                                                         -                       -
                                                                        -------------          -------------
         Net cash used in operating activities                           (    44,767)            (   385,834)
                                                                        -------------          -------------
Cash flows from investing activities:
         Cash paid in IEP acquisition,
             less cash acquired                                          (   178,618)                      -
         Purchase of property and equipment                              (   146,721)            (    34,994)
         Purchase of oil interests                                                 -                       -
                                                                        -------------          -------------
         Net cash used in investing activities                           (   325,339)            (    34,994)
                                                                        -------------          -------------
Cash flows from financing activities:
         Advances from stockholders                                          144,300                  43,948
         Repayment of advances from stockholders                         (    91,181)                      -
         Issuance of common and preferred stock                              215,000                 116,563
         Proceeds from notes payable                                         477,500                 403,000
         Repayments of notes payable                                     (    30,000)                      -
         Repurchase of preferred stock                                             -             (    25,000)
         Treasury stock purchased                                                  -             (    12,492)
         Dividends paid                                                  (    31,055)            (    15,113)
                                                                        -------------          -------------
         Net cash provided by financing activities                           684,564                 510,906
                                                                        -------------          -------------
Net increase in cash                                                         314,458                  90,078

Cash at beginning of period                                                  123,289                  33,211
                                                                        -------------          -------------
Cash at end of period                                                  $     437,747           $     123,289
                                                                        =============          =============





                     The accompanying notes are an integral part of the financial statements.

                                                          20

                                           CAMBRIDGE ENERGY CORPORATION
                                                 AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2000


                                      Reconciliation of Net Loss to Net Cash
                                           Used in Operating Activities


                                                                              2001                   2000
                                                                              ----                   ----

Net loss                                                               $ (1,842,617)            $(   533,306)
                                                                        -------------          -------------
Adjustment to reconcile net loss to net
     cash used in operating activities
     (changes in assets and liabilities):

         Depreciation and depletion                                         268,433                  102,922
         Impairment loss                                                    180,480                        -
         Common stock issued for services                                   893,932                   85,967
         Note payable issued for services and accrued
             interest                                                             -                   68,462
         (Increase) decrease in accounts receivable, trade                  417,467              (   573,055)
         (Increase) decrease in inventory                                    24,986                        -
         (Increase) decrease in prepaid expenses                            805,970              (   584,772)
         Increase (decrease) in accounts payable, trade                    (658,158)                 402,862
         Increase (decrease) in accrued expenses                             65,700                  115,012
         Increase (decrease) in drilling advances                          (293,950)                 568,005
         Increase (decrease) in royalty interests payable                    92,990              (    37,931)
                                                                        -------------           -------------
     Total adjustments                                                    1,797,850                  147,472
                                                                        -------------           -------------
Net cash used in operating activities                                  $ (   44,767)            $(   385,834)
                                                                        =============           =============


                                    Supplemental Schedule of Non-Cash Investing
                                             and Financing Activities

Issuance of common stock in exchange for net
     assets of corporations accounted for as purchases                 $  4,045,000             $          -









                     The accompanying notes are an integral part of the financial statements.



                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business
-------------------------

     Cambridge Energy Corporation (the Company) was incorporated in the state of Nevada on April 9, 1996. The Company is an independent oil and gas company engaged in the exploration and development of domestic and foreign oil and gas properties. It presently owns oil well properties located in Louisiana and oil and gas properties in Indonesia. Through March 2000, the Company also manufactured certain wellhead control devices (Note 9). Oil produced is sold to various crude oil purchaser in the Louisiana market and to the Indonesian government in the Indonesian market.

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

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Marketable equity securities
----------------------------

     Through April 1999, the Company owned 75,000 common stock shares of a corporation publicly traded on NASDAQ Small Cap market (Note 5). Pursuant to Financial Accounting Standards No. 115 these securities were classified as available-for-sale and were recorded in the accompanying financial statements at their fair value based on the quoted market price of the stock. On April 2, 1999, these securities were disposed of resulting in a realized loss of $46,275 (Note 5).

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

Cash flows
----------

     For purposes of the statement of cash flows, cash includes demand deposits and time deposits with maturities of less than three months. None of the Company's cash is restricted.

Impairment of long-lived assets
-------------------------------

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and long-lived assets and certain identifiable intangibles to be disposed of. The Company periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, long-lived assets and identifiable intangibles to be disposed of are reported at the lower of carrying value or fair value less cost to sell. During the year ended March 31, 2001, the Company recognized an impairment loss of $180,480, which is included with production costs on the accompanying consolidated statement of operations

Net loss per share
------------------

     Basic loss per share amounts are computed by dividing the net loss plus preferred stock dividends by the weighted average number of common stock shares outstanding. Diluted loss per share amounts reflect the maximum dilution that would have resulted from the conversion of the preferred stock shares (Note 2). At March 31, 2001 and 2000, diluted loss per share amounts are computed by dividing the net loss by the weighted average number of common stock shares outstanding plus the assumed conversion of preferred stock shares into an equivalent of 140,203 and 140,203, respectively, common stock shares. No effect has been given to the assumed exercise of stock options or warrants because the effect would be antidilutive.

     For the years ended March 31, 2001 and 2000, basic loss per share amounts are based on 14,845,156 and 11,722,426 weighted average shares of common stock outstanding, respectively. Diluted loss per share amounts are based on 14,985,359 and 11,862,629 weighted average shares of common stock outstanding, respectively.

2.   PREFERRED STOCK

     For the years ended March 31, 2001 and 2000, the Company issued 20,000 and 124,000, respectively and 0 and 10,000 shares, respectively, of its Series A and Series B, respectively, preferred stock for $2.50 cash per share. Other than in liquidation and redemption at the holders' option, the preferences attached to these series are identical. The shares have a par value of $.0001 and pay an 8.0% per annum non-cumulative dividend payable quarterly. The shares are convertible into common stock at the holders options anytime within 18 months from the date of issue at a conversion price of $1.50 per common share. The shares are redeemable by the Company within 12 months from the date of issue at a per share redemption price of $2.50. The holders of the Series A shares can require redemption at the same price anytime during a period beginning 12 months from the date of issue and ending 14 months from such date. The holders of the Series B shares can also require redemption at the same price anytime during a period beginning six months from the date of issue and ending 12 months from such date. In September 1999, 10,000 Series A shares were redeemed by the Company.

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     At March 31, 2001 and 2000, accrued dividends payable related to these shares totaled $32,406 and $38,074, respectively.

3.   COMMITMENTS AND CONTINGENCIES

Leases
------

     The Company's home office facilities are currently being provided without charge by a corporation owned by the Company's president. The fair rental value of this space provided is not material. The Company's Singapore offices are currently leased on a month to month basis from a corporation owned by another of the Company's stockholders. For the years ended March 31, 2001 and 2000, rent expense under these rental arrangements totaled $86,400 and $86,400, respectively.

     At March 31, 2001, the Company was not obligated under any noncancelable operating or capital lease agreements.

Litigation
----------

     The Company is subject to legal proceedings and claims which arise in the ordinary course of its business. Management does not believe that the outcome of any of those matters will have a material adverse effect on the Company's consolidated financial position, operating results or cash flows.

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Employment and related agreements
---------------------------------

     In January 1998, the Company entered into an employment agreement with an executive officer which provides for the payment of $150,000 in annual salaries and additional compensation based on annualized gross revenues. The agreement expires in December 2002 and, in certain instances, can be extended through December 2007. Through March 31, 2001, no compensation had been accrued under this employment agreement pursuant to an agreement between the Company and the executive officer. However, beginning April 1, 2001, compensation will begin to accrue.

     In October 1998, the Company entered into a consulting and share repurchase agreement with a former officer. The agreement provides for an initial $50,000 payment and monthly payments of $5,000 until such time as a total of $400,000 has been paid under the agreement. The former officer will return to the Company 250,000 common stock shares for each $100,000 of fees paid to him under the agreement. At March 31, 2001 and 2000, 89,582 and 89,582 shares, respectively, had been returned to the Company and are being held in the treasury.

4.   INCOME TAXES

     The Company uses the accrual method of accounting for tax reporting purposes. At March 31, 2001, the Company had a net operating loss carryforwards for financial and tax reporting purposes of approximately $4,720,000 which expire through the year 2015.

     Deferred income taxes are recognized for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax bases of those assets and liabilities that will result in taxable or deductible amounts in future years.

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     For the years ended March 31, 2001 and 2000, pursuant to Statement of Financial Accounting Standards No. 109, the Company has recognized deferred tax assets and liabilities which have been offset by valuation allowances in the same amount. Significant components of the Company's deferred tax assets and liabilities are summarized below.

                                                    2001              2000
                                                    ----              ----
Deferred tax assets:

 Net operating loss carryforward              $  1,604,800       $   958,263
                                              ------------      ------------
     Deferred tax liability:

         Intangible drilling costs                       -            47,646
         Depletion                                       -       (    12,585)
                                              ------------      ------------
                                                         -            35,061
                                              ------------      ------------

                                                 1,604,800           923,202

     Valuation allowance                       ( 1,604,800)       (  923,202)
                                              ------------      ------------
     Net deferred tax asset (liability)       $          -       $         -
                                              ============      ============

     A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended March 31, 2001 and 2000 is as follows.

                                                    2001              2000
                                                    ----              ----

      Tax computed at statutory rate          $    626,490           181,324
      Benefit of operating loss carryforward   (   626,490)       (  181,324)
                                              ------------       -----------
      Income tax expense                      $          -       $         -
                                              ============       ===========

5.   RELATED PARTY TRANSACTIONS

Stockholders
------------

     During the years ended March 31, 2001 and 2000, the Company (and its subsidiaries) received cash advances from several of its stockholders totaling $144,300 and $43,948, respectively and repaid $91,181 and $0, respectively of these advances. The Company also owes a stockholder $500,000 as partial consideration for the acquisition of IEP (Note 1). These advances are non interest bearing, unsecured and payable upon demand.

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On April 2, 1999, the Company's marketable equity securities, with a fair value of $18,750, were transferred to a stockholder as partial repayment of these advances.

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

Accounts receivable
-------------------

     The Company accounts receivable are unsecured and represent oil production sales and lease operating income not collected at the end of the year. Management believes it is not exposed to any significant credit risks affecting accounts receivable and that these accounts receivable (Note 9) are fairly stated at estimated net realizable amounts.

Notes payable
-------------

     Management believes the carrying value of these notes represent the fair value of these financial instruments because their terms are similar to those in the lending market for comparable loans with comparable risks.

7.   STOCK OPTIONS AND WARRANTS

     During the years ended March 31, 2001 and 2000, the Company issued various stock options and warrants to employees and others. The Company uses the intrinsic value method of accounting for stock options. Compensation cost for options granted has not been recognized in the accompanying financial statements because the exercise prices exceeded the current market prices of the Company's common stock on the dates of grant. The options and warrants expire between April 2003 and June 2009 and are exercisable at prices from $.50 to $2.50 per option or warrant.

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The following is a schedule of the activity relating to the Company's stock options and warrants. At March 31, 2001 and 2000, no warrants have been issued by the Company.

                                         Year Ended                              Year Ended
                                        March 31, 2001                         March 31, 2000
                                        --------------                         --------------
                                                   Weighted Avg.                          Weighted Avg.
                                    Shares           Exercise             Shares            Exercise
                                  (x 1,000)            Price             (x 1,000)            Price
                                  ---------        ------------          ---------        -------------
Options and warrants
    outstanding at
    beginning of year               7,100            $    1.12              4,000            $   1.14

Granted:
    Options                           350            $     .59              3,100            $   1.00
    Warrants                            -            $       -                  -            $      -

Exercised                               -            $       -                  -            $      -

Expired:
    Options                             -            $       -                  -            $      -
    Warrants                            -            $       -                  -            $      -
                                  ---------        ------------          ---------        -------------
Options and warrants
    outstanding and
    exercisable at end
    of year                         7,450            $    1.09              7,100            $   1.12
                                  =========                              =========
Weighted average fair
    value of options and
    warrants granted during
    the year                            -            $     .57                  -            $    .46



     The  following  table  summarizes  information  about the  Company's  stock
options  and  warrants   outstanding  at  March  31,  2001,  all  of  which  are
exercisable.

                                          Weighted Average
            Range of           Number         Remaining        Weighted Average
         Exercise Prices    Outstanding    Contractual Life     Exercise Price
         ---------------    -----------   -----------------    ----------------
         $   .50-1.00          4,850           4.7 years           $    .74
         $  1.50-2.50          2,600           4.4 years           $   1.62

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The  following  table  summarizes  information  about the  Company's  stock
options  and  warrants   outstanding  at  March  31,  2001,  all  of  which  are
exercisable.

                                          Weighted Average
            Range of           Number         Remaining        Weighted Average
         Exercise Prices    Outstanding    Contractual Life     Exercise Price
         ---------------    -----------   -----------------    ----------------
         $   .50-1.00          4,850           4.7 years           $    .74
         $  1.50-2.50          2,600           4.4 years           $   1.62


     The following pro forma disclosures reflect the Company's net loss per share amounts assuming the Company accounted for stock options granted using the fair value method pursuant to Statement of Financial Accounting Standards No.
123. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.98%; no expected dividends; expected lives of 5 years; and expected volatility of 185.8%.

                                       Year Ended           Year Ended
                                     March 31, 2001       March 31, 2000
                                     --------------       --------------

         Net loss                     $(2,225,450)         $(  735,806)

         Net loss per share:
              Basic                   $(      .15)         $(      .06)
              Diluted                 $(      .15)         $(      .06)


     During the years ended May 31, 2001 and 2000, the Company also issued 2,088,428 and 156,000 common stock shares in exchange for services. These services were recorded at their fair value of $893,932 and $85,968, respectively, and were charged to expense. Also, during the year ended March 31, 2001, the Company issued 153,750 common stock shares for payment of accounts payable and it issued 3,649,377 common stock shares for the purchase of oil and gas properties. These transactions were recorded at their fair value of $125,350 and $4,045,000, respectively.

8.   NOTES PAYABLE

     During the years ended March 31, 2001 and 2000, the Company borrowed $477,500 and $403,000, respectively, through the issuance of notes. The notes are due at various dates through December 2000, bear interest at 8.5% to 10.0% and all but one note are unsecured. This note is secured by the Company's Louisiana property and equipment. Also, during the years ended March 31, 2001 and 2000, $30,000 and $0, respectively, of principal was repaid on these notes.

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   SEGMENT INFORMATION

     The Company conducts its operations through three reportable segments, each of which is conducted through separate subsidiary corporations. Those reportable segments are its Louisiana oil properties, its Indonesian oil and gas properties and its wellhead control device manufacturing operations. During the year ended March 31, 2000, the Company ceased operations of its manufacturing segment due to lack of operating capital. The remaining property and equipment of this operating segment will be used by the Company's Louisiana oil and gas segment.

     The following table reflects certain information about the Company's reportable operating segments for the years ended March 31, 2001 and 2000. There are no intercompany revenue or expense transactions.


2001                                                                                               Consolidated
----                                                  Louisiana        Indonesia   Manufacturing      Totals
                                                      ----------       ---------   -------------   ------------
    Revenues from external customers                 $    47,111     $ 2,929,820   $         -     $ 2,976,931
    Operating income (loss)                           (2,275,221)        683,449    (  145,170)     (1,736,942)
    Interest expense                                     105,675               -             -         105,675
    Depreciation and depletion                           103,444         137,989             -         241,433
    Impairment loss                                       65,350         115,130             -         180,480
    Consulting services, non cash                        893,932               -             -         893,932
    Expenditures to acquire long-lived assets          4,287,621          82,718             -       4,370,339
    Total long-lived assets, net of depreciation
       and depletion                                   5,214,941       4,231,311             -       9,446,252


2000                                                                                               Consolidated
----                                                  Louisiana        Indonesia   Manufacturing      Totals
                                                      ---------        ---------   -------------   ------------
    Revenues from external customers                 $   138,696     $ 1,553,342   $       965     $ 1,693,003
    Operating loss                                    (  690,843)        322,519    (  105,281)     (  473,605)
    Interest expense                                      59,701               -             -          59,701
    Depreciation and depletion                            41,421          21,275        40,226         102,922
    Consulting services, non cash                         85,968               -             -          85,968
    Expenditures to acquire long-lived assets             34,994               -             -          34,994
    Total long-lived assets, net of depreciation
       and depletion                                     991,222       4,310,488       223,116       5,524,826


     The Company's Indonesian operating segment generates 100% of its revenues from sales to Pertamina, PTE, Inc., the Indonesian government owned oil company although it has the right to sell to third parties. Management does not believe that selling all or a significant portion of its products to the Indonesian government represents a significant credit risk.

10.  INTERIM FINANCIAL REPORTING

     During the fourth quarter of the fiscal year ended March 31, 2001, the Company charged to production costs approximately $928,000 of prepaid drilling costs that should have been expensed in prior fiscal quarters.

     In addition, the Company recorded the purchase of a significant oil and gas property through the issuance of common stock, with a cost totaling $3,950,000, that should have been recorded in the second fiscal quarter. Because production has not commenced, this acquisition did not have a significant effect on previously reported operating results.

                         CAMBRIDGE ENERGY CORPORATION
                       SUPPLEMENTARY INFORMATION REGARDING
                        OIL AND GAS PRODUCING ACTIVITIES
              FOR THE YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                    UNAUDITED


     The following supplementary oil and gas information is provided in accordance with Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities (SFAS 69). The Company has properties in two reportable geographic areas, oil and gas properties in southern Louisiana and oil properties in Indonesia.


1.   CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                                                       2001             2000
                                                       ----             ----
     Proved oil and gas properties                $  8,454,846      $ 4,443,605
     Unproved oil and gas properties                         -                -
     Support equipment, proved properties              149,272           79,242
                                                  ------------      -----------
                                                     8,604,118        4,522,847
     Accumulated depreciation and
        depletion                                      152,888           57,193
                                                  ------------      -----------
     Net capitalized costs                        $  8,451,230      $ 4,465,654
                                                  ============      ===========


2.   COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES FOR ABOVE REFERENCED
     PERIODS

                                                        2001            2000
                                                        ----            ----

     Acquisition of proven properties              $  4,105,000     $    28,474

     Exploration costs                             $          -     $     8,459

     Development costs                             $          -     $         -


3. RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES FOR THE ABOVE REFERENCED PERIODS

                                                        2001            2000
                                                        ----            ----
         Oil and gas sales                         $  2,976,931     $ 1,614,780
         Lease operating income                               -          23,534
         Production costs                             2,713,112       1,142,717
         Exploration expenses                                 -           8,459
         Depreciation and depletion                     241,433         102,922
         Income tax expense                                   -               -
                                                   ------------     -----------
         Results of operations for oil
           and gas producing activities
           (excluding corporate overhead
           and financing costs)                     $    22,386     $   384,216
                                                   ============     ===========

                          CAMBRIDGE ENERGY CORPORATION
                       SUPPLEMENTARY INFORMATION REGARDING
                        OIL AND GAS PRODUCING ACTIVITIES
              FOR THE YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                    UNAUDITED




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

                                                                                       Gas Reserves
                                                  Oil Reserves (BBLS)                      (MCF)
                                                  -------------------                   -----------
                                               Domestic           Foreign                Domestic
                                             (Louisiana)        (Indonesia)       Total             Total
                                             -----------        ----------        -----             -----
     Balance at March 31, 1999                 3,897,940        10,199,850      14,097,790        76,812,750

     Current year production              (        2,880)      (    59,928)    (    62,808)    (      31,231)
     Revisions of previous
        estimates                                      -         5,650,078       5,650,078         1,521,611
     Abandonment of minerals
        in place                          (      603,760)                -     (   603,760)                -
                                          --------------       -----------     -----------      ------------
     Balance at March 31, 2000                 3,291,300        15,790,000      19,081,300        78,303,130

     Current year production              (          126)     (    110,055)    (   110,181)    (      13,819)
     Purchases of minerals in
        place                                  1,533,153                 -       1,533,153         2,186,367
     Abandonment of minerals
        in place                          (    2,727,108)                -     ( 2,727,108)    (  77,615,554)
                                          ---------------      -----------     -----------     --------------
     Balance at March 31, 2001                 2,097,219        15,679,945      17,777,164         2,860,124
                                          ===============      ===========     ===========     ==============

                                                        33

                         CAMBRIDGE ENERGY CORPORATION
                       SUPPLEMENTARY INFORMATION REGARDING
                        OIL AND GAS PRODUCING ACTIVITIES
              FOR THE YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                    UNAUDITED

5. STANDARDIZED MEASURES OF DISCOUNTED FUTURE NET CASH FLOWS AND CHANGES THEREIN RELATING TO PROVED OIL AND GAS RESERVES AT THE ABOVE REFERENCED DATE

     The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas, estimated at $24.93 U.S. and $24.74 Indonesia per barrel and $3.34 U.S. only per MMBTU, respectively, (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

                                     STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                                     NET CASH FLOW AT MARCH 31, 2000 AND 1999

                                                       2001                                    2000
                                            Foreign            Domestic               Foreign           Domestic
Future cash inflows                   $    286,351,650    $     54,824,430   $     292,115,000  $    240,986,249
Future production costs                (    76,902,400)    (     3,527,655)   (     76,902,400)  (    28,918,350)
Future development costs               (    17,326,200)    (     5,851,611)   (     17,326,200)  (    14,459,175)
Future income tax expenses             (    78,871,050)    (     3,759,137)   (     78,871,050)  (    65,066,287)
                                      ----------------    ----------------    ----------------   ---------------
Future net cash flows                      113,252,000          41,686,027         119,015,350       132,542,437

10% annual discount for
     estimated timing of
     cash flows                        (    56,727,000)    (    10,972,756)   (     59,614,789)  (    64,945,794)
                                      ----------------    ----------------    ----------------    --------------
Standardized measure of
     discounted future net cash
     flows relating to proved
     oil and gas reserves             $     56,525,000    $     30,713,271   $      59,614,561  $     67,596,643
                                      ================    ================    ================   ===============






                         CAMBRIDGE ENERGY CORPORATION
                       SUPPLEMENTARY INFORMATION REGARDING
                        OIL AND GAS PRODUCING ACTIVITIES
              FOR THE YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                    UNAUDITED


                  RECONCILIATION OF CHANGES IN THE STANDARDIZED
                   MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                       DURING THE ABOVE REFERENCED PERIOD



                                                     2001           2000
                                                     ----           ----
Beginning of period                            $ 126,997,204   $  99,160,040

Sales of oil and gas produced                    ( 2,860,646)   (  1,614,780)
Net changes in prices and production costs                 -    (  1,142,717)
Development costs incurred                                 -    (      8,489)
Revisions of previous quantity estimates                   -      30,603,150
Purchase of minerals in place                      22,681,991              -
Abandonment of minerals in place                 ( 59,580,278)             -
                                                -------------   -------------
End of period                                   $  87,238,271   $126,997,204
                                                =============   =============

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



1)April 9, 1996 (Inception) - March 31, 1997

2)April 1, 1997 - March 31, 1998

3)April 1, 1998 - March 31, 1999

     Mr. West has an Executive Compensation Agreement in effect with the Company, approved by the Board of Directors. This Agreement is for a five year term, and is incentive based over and above the basic salary of $150,000 per annum for Mr. West. Salary increases are based on gross revenue achievements. The first two full fiscal years' gross revenue goals for salary increases are $4,000,000, and $8,000,000 respectively. Third, Fourth and Fifth year gross revenue goals will be set by the Board of Directors prior to the beginning of those years. Additional benefits include medical and dental coverage for Mr. West and family; disability coverage; vacation; automobile or allowance for automobile; and a death benefit. Mr. West is also entitled to participate in the Company's Key Employee Stock Option Plan which has been authorized by the Board of Directors but not implemented as of the fiscal year ended March 31, 2001. Mr. West will also be entitled to participate in the Company's 401(K) retirement plan, which the Company intends to offer to its employees. This employment contract may be terminated for cause, and it provides for payments to the executive in the event there is a change of control of the Company which adversely affects their employment. Mr. West has agreed to defer all or partial salary and other benefits from his compensation agreements during fiscal years ended March 31, 1998, 1999, 2000 and 2001.

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

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management as of March 31, 2001

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

* Mr. West has options to purchase 1,000,000 shares of the Company's Common Stock at $.50; 1,000,000 shares at $1.00; and 1,000,000 shares at $1.50 any time within sixty months prior to June 9, 2009.

**After Mr. Payne, a former officer and director of the company resigned, several agreements were entered into between the Company, Mr. Payne and Mr. West. The Company entered into a share purchase agreement with Mr. Payne dated October 15, 1998, for the purchase of 1,000,000 shares of common stock over a five year period for a total purchase price of $400,000. On October 7, 1998, the Company entered into a Consulting Agreement with Mr. Payne agreeing for the payment of $5,000.00 per month for consulting services up to a total of $400,000. It was agreed that all payments made to Mr. Payne under the Consulting Agreement referenced above would be considered payment of stock under the share purchase agreement. In addition, Mr. Payne and Mr. West entered into a share purchase agreement dated October 15, 1998 for the purchase by Mr. West of an additional 2,000,000 shares of Mr. Payne's stock over a period of five years with 500,000 shares to be purchased at $0.50 per share, 500,000 shares purchased at $0.75 per share, 500,000 shares purchased at $1.00 per share and 500,000 shares purchased at $1.25 per share. This agreement has not been implemented.

     Management has no knowledge of the existence of any arrangements or pledges of the Company's securities which may result in a change in control of the Company except that subsequent to the end of the fiscal year Mr. Payne transferred 3,000,000 of his shares to Jonathan Bates (I), Vice President of the Company.

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



(b.)     Reports on Form 8-K.

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cocoa, State of Florida, on August 22, 2001.



                                    CAMBRIDGE ENERGY CORPORATION


                                     By:  /s/ Perry Douglas West
                                       -------------------------
                                         Perry Douglas West
                                         Chairman and Chief Executive Officer