Form 10QSB
period 2001-06-30
CAMBRIDGE ENERGY CORP
filed 2001-09-12
CIK 1041633

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended June 30, 2001


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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

     The Registrant has 19,006,237 shares of common stock, par value $0.0001 per share issued and outstanding as of June 30, 2001.


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
        (Unaudited)

        Independent Accountant's Report
        Balance Sheet as of June 30, 2001
        Statement of Operations for the three
           months ended June 30, 2001 and 2000
        Statement of Cash Flows for the three
           months ended June 30, 2001 and 2000
        Notes to Financial Statements


Item 2. Management's Discussion and Analysis                           12 - 13


PART II - OTHER INFORMATION                                            14


Item 1. Legal Proceedings                                              None

Item 2. Changes in Securities                                          None

Item 3. Defaults upon Senior Securities                                None

Item 4. Submission of Matters to a Vote of Security Holders            None

Item 5. Other Information                                              None

Item 6. Exhibits and Reports on Form 8-K                               14


SIGNATURE PAGE                                                         15

PART 1 - FINANCIAL INFORMATION:


                           TURNER, STONE & COMPANY
                            12700 Park Central Drive
                                   Suite 1610
                              Dallas, Texas 75251



                         Independent Accountant's Report



Board of Directors and Stockholders
Cambridge Energy Corporation
    and subsidiaries
Cocoa, Florida


We have reviewed the accompanying consolidated balance sheet of Cambridge Energy Corporation and subsidiaries as of June 30, 2001 and the related statement of operations stockholders' equity and cash flows for the three months then ended. These consolidated financial statements are the responsibility of the Company's management.

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


/s/ Ed Turner
----------------------------
Certified Public Accountants
September 12, 2001



                            CAMBRIDGE ENERGY CORPORATION
                                  AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS
                                    JUNE 30, 2001


                                                                               2001
                                                                               ----
ASSETS
------
Current assets:
         Cash                                                          $        22,098
         Accounts receivable, trade                                              4,030
         Prepaid expenses                                                       55,227
                                                                         --------------
                  Total current assets                                          81,355
                                                                         --------------

Property and Equipment,  net of $247,721
         of accumulated depreciation                                           986,035
                                                                         --------------
Oil and gas properties (successful efforts method):

         Oil interests, proved properties, net of $16,378
             of accumulated depletion                                        4,173,000
         Support equipment, at cost, net of $24,931
             of accumulated depreciation                                        26,822
                                                                         --------------
                                                                             4,199,822
                                                                         --------------

                                                                       $     5,267,212
                                                                         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
         Accounts payable, trade                                       $       876,911
         Advances for drilling contracts                                        65,955
         Funds held for future distribution                                    192,496
         Accrued expenses                                                      144,011
         Loans from shareholders                                               230,566
                                                                         --------------

                  Total current liabilities                                  1,509,939
                                                                         --------------

Long-term liabilities
         Property Mortgage                                                     534,867
         Notes and contracts payable                                         1,206,223
                                                                         --------------
                  Total long-term liabilities                                1,741,090
                                                                         --------------

Stockholders' equity (deficit):

         Preferred  stock, $.0001 par value, 25,000,000 shares
             authorized, 179,500 shares issued and outstanding
             of various series of convertible redeemable,
             $445,000 aggregate liquidation value                                   18
         Common stock, $ .0001 par value, 50,000,000
             shares authorized, 19,006,237 shares issued
             and outstanding                                                     1,901
         Paid in capital in excess of par                                    9,460,210
         Accumulated deficit                                            (    6,908,293)
         Treasury stock, at cost, 2,039,921 shares                      (      537,653)
                                                                        ---------------
                                                                             2,016,183
                                                                        ---------------

                                                                       $     5,267,212
                                                                        ===============


        The accompanying notes are an integral part of the financial statements.

                                             3


                                                 CAMBRIDGE ENERGY CORPORATION
                                                       AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                  FOR THE THREE MONTHS ENDED
                                                    JUNE 30, 2001 and 2000




                                                                               2001                  2000
                                                                               ----                  ----
Revenues:

         Oil and gas sales, net of royalties                            $        7,298        $      596,961
         Lease operating and other income                                            -                     -
         Other income                                                                -                   113
                                                                         --------------        --------------
                                                                                 7,298               597,074
                                                                         --------------        --------------
Operating expenses:

         Production costs                                                       61,218               193,752
         Exploration costs                                                           -                     -
         Marketing expense                                                           -                     -
         General and administrative                                             99,498               335,833
         Depletion                                                              21,275                 7,356
         Depreciation                                                            9,998                23,690
                                                                         --------------        --------------
                                                                               191,989               560,631
                                                                         --------------        --------------
Interest expense                                                                27,983                     -
                                                                         --------------        --------------


Operating income (loss) before taxes                                     $(    212,674)        $      36,443
                                                                         --------------        --------------


Loss on disposition of subsidiary (IEP)                                      1,944,741                     -
                                                                         --------------        --------------

Net income (loss)                                                        $(  2,157,415)               36,443
                                                                         ==============        ==============




Net gain (loss) per share                                                $(       .11)          $       .003
                                                                         ==============        ==============

Gain (loss) per share from operations                                    $(       .11)          $       .003
                                                                         ==============        ==============










                           The accompanying notes are an integral part of the financial statements.




                                             CAMBRIDGE ENERGY CORPORATION
                                                   AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              FOR THE THREE MONTHS ENDED
                                                 JUNE 30, 2001 AND 2000


                                                                              2001                  2000
                                                                              ----                  ----

Cash flows from operating activities:

         Oil and gas sales received                                    $      21,038          $      394,145
         Cash paid to employees                                             (  5,481)               ( 32,179
         Cash paid to suppliers                                             ( 36,019)               (393,534)
         Interest paid                                                      ( 27,983)               ( 36,443)
         Income taxes paid                                                         -                       -
                                                                       ----------------       ---------------

         Net cash used in operating activities                              ( 48,445)               ( 68,011)

Cash flows from investing activities:

         Cash given up in disposition of subsidiary                         (407,204)                      -
                                                                       ----------------       ---------------

         Net cash used in investing activities                              (407,204)                      -

Cash flows from financing activities:

         Repayment of shareholders advances                                        -                (464,181)
         Sale of stock, Preferred                                             20,000                       -
         Proceeds of note payable                                             20,000                 445,000
                                                                       ----------------       ---------------

         Net cash provided by financing activities                            40,000                ( 19,181)
                                                                       ----------------       ---------------

Net change in cash                                                          (415,649)               ( 87,192)
                                                                       ----------------       ---------------

Cash at beginning of period                                                  437,747                 123,289
                                                                       ----------------       ---------------

Cash at end of period                                                  $      22,098          $       36,097
                                                                       ================       ===============


                             The accompanying  notes are an integral part of the financial statements.


                                         CAMBRIDGE ENERGY CORPORATION
                                                AND SUBSIDIARES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           FOR THE THREE MONTHS ENDED
                                             JUNE 30, 2001 AND 2000


                                     Reconciliation of Net Loss to Net Cash
                                          Used in Operating Activities


                                                                          2001                     2000
                                                                          ----                     ----

Net income (loss)                                                    $ ( 2,157,415)          $        36,443
                                                                   ----------------          ----------------

Adjustment to reconcile net loss
     to net cash used in operating
     activities:

         Depletion                                                          21,275                     7,358
         Depreciation                                                        9,998                    23,690
         Loss on disposition of subsidiary (IEP)                         1,944,741                         -
         (Increase) decrease in accounts receivable, trade                  13,740                  (202,929)
         (Increase) decrease in prepaid expenses                                 -                  ( 10,164)
         Increase (decrease) in accounts payable, trade                     24,950                  (583,638)
         Increase (decrease) in drilling advances                      (     1,168)                  312,616
         Increase (decrease) in accrued expenses                       (    11,333)                   17,143
         Increase (decrease) in royalty interest payable                       588                    76,276
         Increase (decrease) in taxes payable                                    -                    69,788
         Common stock issued for services                                  106,179                   185,406
                                                                    ----------------         ----------------
     Total adjustments                                                   2,108,970                  (104,454)
                                                                    ----------------         ----------------

Net cash used in operating activities                                $ (    48,445)          $      ( 68,011)
                                                                    ================         ================




                        Supplemental Schedule of Non-Cash Investing and Financing Activities

Issuance of common stock in exchange for
     marketable equity securities                                      $             -       $             -

Purchase of support equipment
     in exchange for account payable                                   $             -       $             -


















                             The accompanying  notes are an integral part of the financial statements.

                           CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business
-------------------------

     Cambridge Energy Corporation (the Company) was incorporated in the state of Nevada on April 9, 1996. The Company is an independent oil and gas company engaged in the exploration and development of domestic and foreign oil and gas properties. It presently owns oil well properties located in Louisiana and oil and gas properties in Indonesia. Through March 2000, the Company also manufactured certain wellhead control devices. Oil produced is sold to various crude oil purchaser in the Louisiana market.

Principles of consolidation
---------------------------

     The accompanying consolidated financial statements include the general accounts of the Company and its wholly owned subsidiary, Triton Wellhead. All intercompany transactions and accounts have been eliminated in the consolidation and each subsidiary corporation has a fiscal year end of March 31.

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

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, long-lived assets and identifiable intangibles to be disposed of are reported at the lower of carrying value or fair value less cost to sell.


2.   PREFERRED STOCK

     The Company has issued 144,000, and 20,000 shares of its Series A and Series B, respectively, preferred stock for $2.50 cash per share. Other than in liquidation and redemption at the holders' option, the preferences attached to these series are identical. The shares have a par value of $.0001 and pay an 8.0% per annum non-cumulative dividend payable quarterly. The shares are convertible into common stock at the holders options anytime within 18 months from the date of issue at a conversion price of $1.50 per common share. The shares are redeemable by the Company within 12 months from the date of issue at a per share redemption price of $2.50. The holders of the Series A shares can require redemption at the same price anytime during a period beginning 12 months from the date of issue and ending 14 months from such date. The holders of the Series B shares can also require redemption at the same price anytime during a period beginning six months from the date of issue and ending 12 months from such date. In September 1999, 10,000 Series A shares were redeemed by the Company.

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

     At June 30, 2001, accrued dividends payable related to these shares totaled $43,518.

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

     At June 30, 2001, the Company was not obligated under any noncancelable operating or capital lease agreements.

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

5.   RELATED PARTY TRANSACTIONS

Stockholders
------------

     During the quarter ended June 30, 2001, the Company (and its subsidiaries) repaid several of its stockholders totaling $47,415.

                          CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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


Results of Operations
---------------------

     Cambridge Energy Corporation ("Cambridge") has disposed of 100% of the shares of Intermega Energy Pte Ltd. (Singapore) ("Intermega") a wholly owned subsidiary of Cambridge which operates oil properties in Eastern Indonesia to Mr. F.K. Ho.

     In exchange for the Intermega shares Cambridge received Cambridge Energy Corporation common stock valued at $501,820 and relief from indebtedness of F.K. Ho in the amount of $552,595.60. In addition, as a result of this transaction, Cambridge eliminated from its financial statements Accounts Payable to Pertamina in the amount of $1,404,413.53, Taxes Payable in the amount of $162,699.25, Accounts Payable in the amount of $539,562.06, Accrued Expenses in the amount of $316,889.04 and Other Payables in the amount of $2,146.21 for a total difference of $2,967,835.49.

     Indonesia has been undergoing major political unrest and violence and is experiencing a major political transition. All of these factors have brought significant negative reactions from investment bankers and banks as well as other financial institutions to which Cambridge presents its development properties, projects and capital plans.

     Although Cambridge has experienced continuous production from these fields, it has been seeking additional development funds since Intermega was purchased. In spite of a number positive indications, several banks and investment banks have failed to follow through with transactions for the reasons set out above as well as the climate in the financial markets created by them.

     While Cambridge remains optimistic regarding the opportunities available to the Company in this area, the difficult capital climate requires that we remove these risk factors from consideration. In addition, a significant amount of liabilities are removed from Cambridge's financial statements by this transaction.

Three Months ended June 30, 2001 compared to the Three
   Months Ended June 30, 2000.

     For the Three Months ended June 30, 2001 the company recorded a loss from operations of $212,674, combined with the loss on disposition of its previous subsidiary, Intermega Energy Pte. Ltd. of 1,944,741, the Company's loss totaled $2,157,415, compared to a gain of $36,443 for the same period the previous year. Revenues decreased to $7,298 for the period, down from $596,961 for the same period the previous year. The Company received an average of $5.83 per mcf of gas sold during the quarter up from $2.54 from the same period the previous year. The Company received an average of $26.96 per barrel of oil sold during the quarter, up from $25.90 for the same period the previous year.


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

     For the quarter the Company raised additional capital in the amount of $10,000 through private sale of preferred shares and debentures. During the quarter, the Company allowed its contract with HCFP/Brenner Securities, Inc. to expire. Brenner had undertaken to to use its best efforts to raise up to $10 million for the Company under contract during the last fiscal year and had failed to bring about this transaction. The Company has entered into an agreement with another NY firm to assist in this effort and has conducted a number of meetings there during the quarter. Although the Company believes that its efforts to complete this funding will be successful, there is not yet an agreement with a firm to provide these funds and there is no assurance that an agreement will be completed within the time period during which the funds are needed by the Company.

     Although management believes that this effort will be successful, there is no guarantee or assurance that such a deal will be completed or funded or that such funds will be sufficient to complete the Company's business plan.


Material Commitments for Capital Expenditures
---------------------------------------------

     The Company has made no additional material commitments through June 30, 2001. Each drilling and/or rework project is stand-alone and although the Company is in constant discussion with prospective working interest partners on each potential project, commitments for the actual drilling or rework and site preparation operations are generally not made for each project until the Company has funds committed from its working interest partners and the funds for its portion of the working interest are in place. The leases the Company holds are renewable annually unless "held by production". If the leased property has a producing well that is providing royalty payments to the leaseholders, then annual lease payments and renewals are not required. Cambridge Energy strives to accomplish the drilling or rework planned for each property within the year first leased. When that does not occur, management reviews the potential of each property as its leases which have come up for renewal and makes a decision whether or not to renew each lease in light of the Company's business planning at that time.

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

Item 3. Defaults upon Senior Securities                                None

Item 4. Submission of Matters to a Vote of Security Holders            None

Item 5. Other Information                                              None

Item 6. Exhibits and Reports on Form 8-K

     From 8-K was filed on September 10, 2001, Item 2. Acquisition or Disposition of Assets








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

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cocoa, State of Florida, on September 12, 2001.


                                          CAMBRIDGE ENERGY CORPORATION

                                          by: /s/ Perry D. West
                                          --------------------------------------
                                          Perry D. West, Chief Executive Officer