Form 10QSB
period 2001-09-30
CAMBRIDGE ENERGY CORP
filed 2001-11-14
CIK 1041633

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended September 30, 2001


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


            215 South Riverside Drive, Suite 12, Cocoa, Florida 32922
           ----------------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code:   (321) 636-6165

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

     The Registrant has 19,369,503 shares of common stock, par value $0.0001 per share issued and outstanding as of September 30, 2001.


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
        (Unaudited)

        Independent Accountant's Report
        Balance Sheet as of September 30, 2001
        Statement of Operations for the three
           months ended September 30, 2001 and 2000
        Statement of Operations for the six
           months ended September 30, 2001 and 2000
        Statement of Cash Flows for the six
           months ended September 30, 2001 and 2000
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

PART 1 - FINANCIAL INFORMATION:


                           TURNER, STONE & COMPANY
                            12700 Park Central Drive
                                   Suite 1610
                              Dallas, Texas 75251



                         Independent Accountant's Report



Board of Directors and Stockholders
Cambridge Energy Corporation
    and subsidiaries
Cocoa, Florida


We have reviewed the accompanying consolidated balance sheet of Cambridge Energy Corporation as of September 30, 2001 and the related statement of operations stockholders' equity and cash flows for the six months then ended. These consolidated financial statements are the responsibility of the Company's management.

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


/s/ Ed Turner
----------------------------
Certified Public Accountants
November 14, 2001



                            CAMBRIDGE ENERGY CORPORATION

                             CONSOLIDATED BALANCE SHEETS
                                 SEPTEMBER 30, 2001


                                                                               2001
                                                                               ----
ASSETS
------
Current assets:
         Cash                                                          $         9,929
         Accounts receivable, trade                                              5,548
         Prepaid expenses                                                       66,223
                                                                         --------------
                  Total current assets                                          81,700
                                                                         --------------

Property and Equipment,  net of $256,195
         of accumulated depreciation                                           977,560
                                                                         --------------
Oil and gas properties (successful efforts method):

         Oil interests, proved properties, net of $16,378
             of accumulated depletion                                        4,173,000
         Support equipment, at cost, net of $26,455
             of accumulated depreciation                                        25,299
                                                                         --------------
                                                                             4,198,299
                                                                         --------------

                                                                       $     5,257,559
                                                                         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
         Accounts payable, trade                                       $       862,619
         Advances for drilling contracts                                        64,796
         Funds held for future distribution                                    192,496
         Accrued expenses                                                      176,136
         Loans from shareholders                                               300,666
                                                                         --------------

                  Total current liabilities                                  1,596,713
                                                                         --------------

Long-term liabilities
         Property Mortgage                                                     534,867
         Notes and contracts payable                                         1,176,223
                                                                         --------------
                  Total long-term liabilities                                1,711,090
                                                                         --------------

Stockholders' equity (deficit):

         Preferred  stock, $.0001 par value, 25,000,000 shares
             authorized, 179,500 shares issued and outstanding
             of various series of convertible redeemable,
             $445,000 aggregate liquidation value                                   18
         Common stock, $ .0001 par value, 50,000,000
             shares authorized, 19,369,503 shares issued
             and outstanding                                                     1,936
         Paid in capital in excess of par                                    9,520,657
         Accumulated deficit                                            (    7,035,202)
         Treasury stock, at cost, 2,039,921 shares                      (      537,653)
                                                                        ---------------
                                                                             1,949,756
                                                                        ---------------

                                                                       $     5,257,559
                                                                        ===============


        The accompanying notes are an integral part of the financial statements.

                                             3


                                                 CAMBRIDGE ENERGY CORPORATION


                                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                  FOR THE THREE MONTHS ENDED
                                                 SEPTEMBER 30, 2001 and 2000




                                                                               2001                  2000
                                                                               ----                  ----
Revenues:

         Oil and gas sales, net of royalties                            $        8,323        $      761,141
         Lease operating and other income                                            -                     -
         Other income                                                                -                     -
                                                                         --------------        --------------
                                                                                 8,323               761,141
                                                                         --------------        --------------
Operating expenses:

         Production costs                                                       26,761               420,942
         Exploration costs                                                           -                20,047
         Marketing expense                                                           -                     -
         General and administrative                                             54,542               349,500
         Depletion                                                                   -                 8,080
         Depreciation                                                            9,998                21,476
                                                                         --------------        --------------
                                                                                91,301               820,045
                                                                         --------------        --------------
Interest expense                                                                21,563                29,254
                                                                         --------------        --------------


Operating income (loss) before taxes                                     $(    112,864)        $(     88,158)
                                                                         --------------        --------------


Loss on disposition of subsidiary (IEP)                                              -                     -
                                                                         --------------        --------------

Net income (loss)                                                        $(     104,541)        $(     88,158)
                                                                         ==============        ==============




Net gain (loss) per share                                                $(      .005)          $(     .006)
                                                                         ==============        ==============

Gain (loss) per share from operations                                    $(      .005)          $(     .006)
                                                                         ==============        ==============










                           The accompanying notes are an integral part of the financial statements.



                                                 CAMBRIDGE ENERGY CORPORATION


                                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                  FOR THE SIX MONTHS ENDED
                                                 SEPTEMBER 30, 2001 and 2000




                                                                               2001                  2000
                                                                               ----                  ----
Revenues:

         Oil and gas sales, net of royalties                            $       15,621        $    1,358,102
         Lease operating and other income                                            -                     -
         Other income                                                                -                   113
                                                                         --------------        --------------
                                                                                15,621             1,358,215
                                                                         --------------        --------------
Operating expenses:

         Production costs                                                       87,979               614,694
         Exploration costs                                                           -                20,047
         Marketing expense                                                           -                     -
         General and administrative                                            154,040               685,333
         Depletion                                                              21,275                15,436
         Depreciation                                                           19,996                45,166
                                                                         --------------        --------------
                                                                               283,290             1,380,676
                                                                         --------------        --------------
Interest expense                                                                49,546                29,254
                                                                         --------------        --------------


Operating income (loss) before taxes                                     $(    317,215)        $(     51,715)
                                                                         --------------        --------------


Loss on disposition of subsidiary (IEP)                                      1,944,741                     -
                                                                         --------------        --------------

Net income (loss)                                                        $(  2,261,956)        $(     51,715)
                                                                         ==============        ==============




Net gain (loss) per share                                                $(       .12)          $(     .004)
                                                                         ==============        ==============

Gain (loss) per share from operations                                    $(       .12)          $(     .004)
                                                                         ==============        ==============







                           The accompanying notes are an integral part of the financial statements.




                                             CAMBRIDGE ENERGY CORPORATION


                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              FOR THE SIX MONTHS ENDED
                                            SEPTEMBER 30, 2001 AND 2000


                                                                              2001                  2000
                                                                              ----                  ----

Cash flows from operating activities:

         Oil and gas sales received                                    $     27,843           $      871,310
         Cash paid to employees                                             (38,039)                ( 65,000)
         Cash paid to suppliers                                              (5,481)              (1,553,978)
         Interest paid                                                      (39,480)                ( 29,254)
         Income taxes paid                                                        -                        -
                                                                       ----------------       ---------------

         Net cash used in operating activities                         $    (55,157)          $     (776,922)

Cash flows from investing activities:

         Purchase of property and equipment                                       -                 ( 19,803)
         Cash given up in disposition of subsidiary                         407,204                        -
                                                                       ----------------       ---------------

         Net cash used in investing activities                         $    407,204           $     ( 19,803)

Cash flows from financing activities:

         Repayment of notes payable                                         (29,145)                 581,344
         Repayment of shareholders advances                                       -                        -
         Sale of stock, Preferred                                            20,000                   90,000
         Shareholder loans                                                   23,687                   36,185
         Treasury stock purchase                                                  -                 ( 12,492)
         Proceeds of note payable                                            20,001                   83,000
                                                                       ----------------       ---------------

         Net cash provided by financing activities                           34,543                  448,291
                                                                       ----------------       ---------------

Net change in cash                                                         (427,818)                 101,838
                                                                       ----------------       ---------------

Cash at beginning of period                                                 437,747                   33,211
                                                                       ----------------       ---------------

Cash at end of period                                                  $      9,929           $      135,049
                                                                       ================       ===============


                             The accompanying  notes are an integral part of the financial statements.


                                         CAMBRIDGE ENERGY CORPORATION


                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE SIX MONTHS ENDED
                                          SEPTEMBER 30, 2001 AND 2000


                                     Reconciliation of Net Loss to Net Cash
                                          Used in Operating Activities


                                                                          2001                     2000
                                                                          ----                     ----

Net income (loss)                                                    $(2,261,956)            $     ( 51,715)
                                                                   ----------------          ----------------

Adjustment to reconcile net loss
     to net cash used in operating
     activities:

         Depletion                                                        21,275                      26,903
         Depreciation                                                     19,995                      33,699
         Loss on disposition of subsidiary (IEP)                       1,944,741                           -
         (Increase) decrease in accounts receivable, trade                12,222                    (486,792)
         (Increase) decrease in prepaid expenses                          (4,569)                   ( 37,124)
         Increase (decrease) in accounts payable, trade                   (4,118)                   (670,247)
         Increase (decrease) in drilling advances                         (2,594)                    250,958
         Increase (decrease) in accrued expenses                          71,219                      74,753
         Increase (decrease) in royalty interest payable                     588                      82,643
         Increase (decrease) in taxes payable                                  -                           -
         Common stock issued for services                                148,040                           -
                                                                    ----------------         ----------------
     Total adjustments                                                 2,206,799                    (725,207)
                                                                    ----------------         ----------------

Net cash used in operating activities                                $   (55,157)            $      (776,922)
                                                                    ================         ================




                        Supplemental Schedule of Non-Cash Investing and Financing Activities

Issuance of common stock in exchange for
     marketable equity securities                                      $             -       $             -

Purchase of support equipment
     in exchange for account payable                                   $             -       $             -


















                             The accompanying  notes are an integral part of the financial statements.

                           CAMBRIDGE ENERGY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business
-------------------------

     Cambridge Energy Corporation (the Company) was incorporated in the state of Nevada on April 9, 1996. The Company is an independent oil and gas company engaged in the exploration and development of domestic oil and gas properties. It presently owns oil well properties located in Louisiana.

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

     At September 30, 2001, accrued dividends payable related to these shares totaled $54,630.

 3.   COMMITMENTS AND CONTINGENCIES

Leases
------

     The Company's home office facilities are currently being provided without charge by a corporation owned by the Company's president. The fair rental value of this space provided is not material.

     At  September  30,  2001,   the  Company  was  not   obligated   under  any
noncancelable operating or capital lease agreements.

                          CAMBRIDGE ENERGY CORPORATION

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

     We have nearly completed the engineering on three U.S. rework projects and are in the process of evaluation of additional acquisition prospects. During the first and second quarters we have made more than $65 million in bids for the acquisition of on shore and coastal producing properties. Although there is no assurance of success in these endeavors, management is aggressively pursuing the expansion of the Company's U.S. operation.

     The Company has retained the services of a New York investment banking firm to assist in arranging funds for these transactions although there is no assurance that they will be successful.


Three Months ended September 30, 2001 compared to the Three
   Months Ended September 30, 2000.

     For the Three Months ended September 30, 2001 the company recorded a loss from operations of $104,541, combined with the loss on disposition of its previous subsidiary, Intermega Energy Pte. Ltd. of 1,944,741, the Company's loss totaled $2,261,956, compared to a loss of $88,158 for the same period the previous year. Revenues decreased to $8,323 for the period, down from $761,141 for the same period the previous year. The Company received an average of $3.17 per mcf of gas sold during the quarter down from $4.62 from the same period the previous year. The Company received an average of $25.18 per barrel of oil sold during the quarter, down from $30.82 for the same period the previous year.


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

     For the quarter the Company raised additional capital in the amount of $20,000 through private sale of preferred shares and debentures.

     The Company has also entered into an agreement with Merit Capital Group, Inc., a New York investment banking firm to raise a total of $20 million worth of capital to assist in development projects and acquisitions. Although management believes that this effort will be successful, there is no guarantee or assurance that such a deal will be completed or funded or that such funds will be sufficient to complete the Company's business plan.


Material Commitments for Capital Expenditures
---------------------------------------------

     The Company has made no additional material commitments through September 30, 2001. Each drilling and/or rework project is stand-alone and although the Company is in constant discussion with prospective working interest partners on each potential project, commitments for the actual drilling or rework and site preparation operations are generally not made for each project until the Company has funds committed from its working interest partners and the funds for its portion of the working interest are in place. The leases the Company holds are renewable annually unless "held by production". If the leased property has a producing well that is providing royalty payments to the leaseholders, then annual lease payments and renewals are not required. Cambridge Energy strives to accomplish the drilling or rework planned for each property within the year first leased. When that does not occur, management reviews the potential of each property as its leases which have come up for renewal and makes a decision whether or not to renew each lease in light of the Company's business planning at that time.

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

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cocoa, State of Florida, on November 14, 2001.


                                          CAMBRIDGE ENERGY CORPORATION

                                          by: /s/ Perry D. West
                                          --------------------------------------
                                          Perry D. West, Chief Executive Officer