Form 10QSB
period 2001-12-31
CAMBRIDGE ENERGY CORP
filed 2002-02-15
CIK 1041633

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended December 31, 2001


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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

     The Registrant has 21,232,578 shares of common stock, par value $0.0001 per share issued and outstanding as of December 31, 2001.


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
        (Unaudited)

        Independent Accountant's Report
        Balance Sheet as of December 31, 2001
        Statement of Operations for the three
           months ended December 31, 2001 and 2000
        Statement of Operations for the nine
           months ended December 31, 2001 and 2000
        Statement of Cash Flows for the nine
           months ended December 31, 2001 and 2000
        Notes to Financial Statements


Item 2. Management's Discussion and Analysis                           11 - 12


PART II - OTHER INFORMATION                                            13


Item 1. Legal Proceedings                                              None

Item 2. Changes in Securities                                          None

Item 3. Defaults upon Senior Securities                                None

Item 4. Submission of Matters to a Vote of Security Holders            None

Item 5. Other Information                                              None

Item 6. Exhibits and Reports on Form 8-K                               13


SIGNATURE PAGE                                                         14

PART 1 - FINANCIAL INFORMATION:


                           TURNER, STONE & COMPANY
                            12700 Park Central Drive
                                   Suite 1610
                              Dallas, Texas 75251



                         Independent Accountant's Report



Board of Directors and Stockholders
Cambridge Energy Corporation
    and subsidiaries
Cocoa, Florida


     We have reviewed the accompanying consolidated balance sheet of Cambridge Energy Corporation as of December 31, 2001 and the related statement of operations stockholders' equity and cash flows for the nine months then ended. These consolidated financial statements are the responsibility of the Company's management.

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


/s/ Ed Turner
----------------------------
Certified Public Accountants
February 14, 2001



                            CAMBRIDGE ENERGY CORPORATION

                             CONSOLIDATED BALANCE SHEETS
                                 DECEMBER 31, 2001


                                                                               2001
                                                                               ----
ASSETS
------
Current assets:
         Cash                                                          $        12,010
         Accounts receivable, trade                                              5,548
         Prepaid expenses                                                      154,057
                                                                         --------------
                  Total current assets                                         171,615
                                                                         --------------

Property and Equipment,  net of $264,669
         of accumulated depreciation                                           969,086
                                                                         --------------
Oil and gas properties (successful efforts method):

         Oil interests, proved properties, net of $16,378
             of accumulated depletion                                        4,173,000
         Support equipment, at cost, net of $27,979
             of accumulated depreciation                                        23,775
                                                                         --------------
                                                                             4,196,775
                                                                         --------------

                                                                       $     5,337,476
                                                                         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
         Accounts payable, trade                                       $       867,118
         Advances for drilling contracts                                        64,742
         Funds held for future distribution                                    192,709
         Accrued expenses                                                      194,227
         Loans from shareholders                                               339,416
                                                                         --------------

                  Total current liabilities                                  1,658,212
                                                                         --------------

Long-term liabilities
         Property Mortgage                                                     534,867
         Notes and contracts payable                                         1,130,359
                                                                         --------------
                  Total long-term liabilities                                1,665,226
                                                                         --------------

Stockholders' equity (deficit):

         Preferred  stock, $.0001 par value, 25,000,000 shares
             authorized, 179,500 shares issued and outstanding
             of various series of convertible redeemable,
             $445,000 aggregate liquidation value                                   18
         Common stock, $ .0001 par value, 50,000,000
             shares authorized, 21,232,578 shares issued
             and outstanding                                                     2,123
         Paid in capital in excess of par                                    9,514,855
         Accumulated deficit                                            (    6,965,305)
         Treasury stock, at cost, 2,039,921 shares                      (      537,653)
                                                                        ---------------
                                                                             2,014,038
                                                                        ---------------

                                                                       $     5,337,476
                                                                        ===============


        The accompanying notes are an integral part of the financial statements.

                                             3


                                                 CAMBRIDGE ENERGY CORPORATION


                                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                  FOR THE THREE MONTHS ENDED
                                                 DECEMBER 31, 2001 and 2000




                                                                               2001                  2000
                                                                               ----                  ----
Revenues:

         Oil and gas sales, net of royalties                            $        1,098        $      809,073
         Lease operating and other income                                            -                     -
         Other income                                                                -                     -
                                                                         --------------        --------------
                                                                                 1,098               809,073
                                                                         --------------        --------------
Operating expenses:

         Production costs                                                       (9,576)              496,150
         Exploration costs                                                           -                     -
         Marketing expense                                                           -                     -
         General and administrative                                            (87,811)              370,858
         Depletion                                                                   -                14,682
         Depreciation                                                            9,998                20,626
                                                                         --------------        --------------
                                                                               (47,101)              902,316
                                                                         --------------        --------------
Interest expense                                                                10,568                     -
                                                                         --------------        --------------


Operating income (loss) before taxes                                     $      77,919         $(     93,243)
                                                                         --------------        --------------


Loss on disposition of subsidiary (IEP)                                              -                     -
                                                                         --------------        --------------

Net income (loss)                                                        $      77,919         $(     93,243)
                                                                         ==============        ==============




Net gain (loss) per share                                                $        .003         $(       .006)
                                                                         ==============        ==============

Gain (loss) per share from operations                                    $        .003         $(       .006)
                                                                         ==============        ==============










                           The accompanying notes are an integral part of the financial statements.



                                                 CAMBRIDGE ENERGY CORPORATION


                                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                 FOR THE NINE MONTHS ENDED
                                                 DECEMBER 31, 2001 and 2000




                                                                               2001                  2000
                                                                               ----                  ----
Revenues:

         Oil and gas sales, net of royalties                            $       16,719        $    2,167,175
         Lease operating and other income                                            -                     -
         Other income                                                                -                   113
                                                                         --------------        --------------
                                                                                16,719             2,167,288
                                                                         --------------        --------------
Operating expenses:

         Production costs                                                       78,403             1,120,870
         Exploration costs                                                           -                20,047
         Marketing expense                                                           -                     -
         General and administrative                                             49,508             1,095,466
         Depletion                                                              21,275                30,118
         Depreciation                                                           29,994                65,792
                                                                         --------------        --------------
                                                                               179,180             2,312,246
                                                                         --------------        --------------
Interest expense                                                                60,115                     -
                                                                         --------------        --------------


Operating income (loss) before taxes                                     $(    239,295)        $(    144,958)
                                                                         --------------        --------------


Loss on disposition of subsidiary (IEP)                                      1,944,741                     -
                                                                         --------------        --------------

Net income (loss)                                                        $(  2,184,036)        $(    144,958)
                                                                         ==============        ==============




Net gain (loss) per share                                                $(        .10)        $(       .009)
                                                                         ==============        ==============

Gain (loss) per share from operations                                    $(        .10)        $(       .009)
                                                                         ==============        ==============







                           The accompanying notes are an integral part of the financial statements.



                                         CAMBRIDGE ENERGY CORPORATION


                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE NINE MONTHS ENDED
                                           DECEMBER 31, 2001 AND 2000


                                     Reconciliation of Net Loss to Net Cash
                                          Used in Operating Activities


                                                                          2001                     2000
                                                                          ----                     ----

Net income (loss)                                                    $(2,184,036)            $     (144,958)
                                                                   ----------------          ----------------

Adjustment to reconcile net loss
     to net cash used in operating
     activities:

         Depletion                                                        21,275                      30,118
         Depreciation                                                     29,994                      65,792
         Loss on disposition of subsidiary (IEP)                       1,944,741                           -
         (Increase) decrease in accounts receivable, trade                12,222                    (800,068)
         (Increase) decrease in prepaid expenses                          19,507                    (309,933)
         Increase (decrease) in accounts payable, trade                   20,157                    (688,750)
         Increase (decrease) in drilling advances                       (214,437)                    348,206
         Increase (decrease) in accrued expenses                             801                     227,525
         Increase (decrease) in royalty interest payable                 210,624                      92,905
         Increase (decrease) in taxes payable                                  -                           -
         Common stock issued for services                                      -                           -
                                                                    ----------------         ----------------
     Total adjustments                                                 2,134,194                  (1,034,205)
                                                                    ----------------         ----------------

Net cash used in operating activities                                $   (49,842)            $    (1,179,163)
                                                                    ================         ================

Cash flows from operating activities:

         Oil and gas sales received                                  $    28,941             $     1,367,220
         Cash paid to employees                                           (5,741)                   ( 95,000)
         Cash paid to suppliers                                          (12,927)                 (2,422,129)
         Interest paid                                                   (60,115)                   ( 29,254)
         Income taxes paid                                                     -                           -
                                                                    ----------------         ---------------

         Net cash used in operating activities                       $   (49,842)            $    (1,179,163)

Cash flows from investing activities:

         Purchase of property and equipment                              (19,141)                   (254,748)
         Cash given up in disposition of subsidiary                     (407,204)                          -
                                                                    ----------------         ---------------

         Net cash used in investing activities                       $  (426,345)            $      (254,748)

Cash flows from financing activities:

         Repayment of notes payable                                      (75,009)                  1,189,533
         Sale of stock, Preferred                                         20,000                     (57,881)
         Shareholder loans                                                62,750                           -
         Proceeds of note payable                                         42,709                     377,500
         Dividends Paid                                                        -                     (68,785)
                                                                    ----------------         ---------------

         Net cash provided by financing activities                        50,450                   1,440,367
                                                                    ----------------         ---------------

Net change in cash                                                      (425,737)                      6,456
                                                                    ----------------         ---------------

Cash at beginning of period                                              437,474                     123,289
                                                                    ----------------         ---------------

Cash at end of period                                                $    12,010              $      129,745
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

     At December 31, 2001, accrued dividends payable related to these shares totaled $62,653.

 3.   COMMITMENTS AND CONTINGENCIES

Leases
------

     The Company's home office facilities are currently being provided by Company's president. Rental on these premises have been deferred. The fair rental value of this space provided is not material.

     At December 31, 2001, the Company was not obligated under any noncancelable operating or capital lease agreements.

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

     Cambridge continues the process of evaluation of additional acquisition prospects. During the first three quarters we have made more than $77 million in bids for the acquisition of on shore and coastal producing properties. Although there is no assurance of success in these endeavors, management is aggressively pursuing the expansion of the Company's U.S. operation.

     The Company has retained the services of a New York investment banking firm to assist in arranging funds for these transactions although there is no assurance that they will be successful.


Nine Months ended December 31, 2001 compared to the Nine Months ended December 31, 2000.

     For the Nine Months ended December 31, 2000 on Revenues of $16,719 down from $2,167,288 the same period the previous year. This was mainly due to the disposal of 100% of Intermega Energy Pte Ltd. (Singapore) the wholly owned subsidiary of Cambridge which operates oil properties in Eastern Indonesia. The company recorded a loss from operations of $239,295, combined with the loss on disposition of its previous subsidiary, Intermega Energy Pte. Ltd. of
$1,944,741, the Company's loss totaled $2,184,036, compared to a loss of $144,958 for the same period the previous year. General and Administrative
Expenses were $49,508 for the period down from $1,095,466 for the same period the previous year.

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


Material Commitments for Capital Expenditures
---------------------------------------------

     The Company has made no additional material commitments through December 31, 2001. Each drilling and/or rework project is stand-alone and although the Company is in constant discussion with prospective working interest partners on each potential project, commitments for the actual drilling or rework and site preparation operations are generally not made for each project until the Company has funds committed from its working interest partners and the funds for its portion of the working interest are in place. The leases the Company holds are renewable annually unless "held by production". If the leased property has a producing well that is providing royalty payments to the leaseholders, then annual lease payments and renewals are not required. Cambridge Energy strives to accomplish the drilling or rework planned for each property within the year first leased. When that does not occur, management reviews the potential of each property as its leases which have come up for renewal and makes a decision whether or not to renew each lease in light of the Company's business planning at that time.

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

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cocoa, State of Florida, on February 15, 2001.


                                          CAMBRIDGE ENERGY CORPORATION

                                          by: /s/ Perry D. West
                                          --------------------------------------
                                          Perry D. West, Chief Executive Officer