Form 10KSB
period 2002-03-31
CAMBRIDGE ENERGY CORP
filed 2002-08-20
CIK 1041633

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB



(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended March 31, 2002


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's estimate revenues for its recent fiscal year. $17,270

     State The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of August 15, 2002: $348,458.

     As of March 31, 2002 there were outstanding 18,208,173 shares of Cambridge Energy Corporation's common stock, par value $.0001 per share.

                          CAMBRIDGE ENERGY CORPORATION
                     Form 10-KSB Report for the Fiscal Year
                              Ended March 31, 2002

                                TABLE OF CONTENTS


                                                                         Page



                                     PART I

Item 1. Business .......................................................  3

Item 2. Properties .....................................................  9

Item 3. Legal Proceedings ..............................................  10

Item 4. Submission of Matters to a Vote of Security Holders ............  10



                                     PART II

Item 5. Market for Registrant's Common Stock and
          Related Stockholder Matters ..................................  11

Item 6. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..........................  11

Item 7. Selected Financial Data ........................................  14

Item 8. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ..........................  33



                                    PART III

Item 9.  Directors and Executive Officers of the Registrant ............  33

Item 10. Executive Compensation ........................................  34

Item 11. Security Ownership of Certain Beneficial
          Owners and Management ........................................  35

Item 12. Certain Relationships and Related Transactions ................  36



                                     PART IV

Item 13. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K ..........................................  37

SIGNATURE ..............................................................  38

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

As used in this Form 10-K:

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

     Unless otherwise indicated in this Form 10-K, gas volumes are stated at the legal pressure base of the state or area in which the reserves are located and at 60/o/ Fahrenheit. Equivalent barrels of oil are determined using the ratio of
5.5 Mcf of gas to 1 Bbl of oil.

     The term "gross" refers to the total acres or wells in which the Company has a working interest, and "net" refers to gross acres or wells multiplied by the percentage working interest owned by the Company. "Net production" means production that is owned by the Company less royalties and production due others.

            CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS


This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-K which address activities, events or developments which the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements.

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

     (b) Business of Issuer

The Company
-----------

     Cambridge Energy Corporation was formed for the purpose of development and operation of oil and gas properties with proven reserves. The Company's strategy is to focus in domestic areas where major oil and gas producing companies have reduced their exploration efforts to move offshore and overseas in search of the larger reserves. Considerable oil and gas in proven fields remain to be exploited by well-managed independent oil companies capable of extracting these reserves at lower risk and lower cost than unproved prospects. Cambridge Energy's development strategy has been to acquire such proven fields and increase production through the application of advanced technology and the exploration of other proven formations in the same fields.

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

 Operations
-----------

     The Company expects that it will continue to engage in both development and exploratory drilling operations. Such activities have been limited during the fiscal year. The Company intends to pursue a diversified inventory of exploratory and development prospects. The current prospect portfolio includes low to medium risk development and exploratory prospects, as well as higher risk exploratory prospects with greater potential. The objective of the Company's near-term strategy is maximization of the value of its existing prospect inventory while reducing its cost and risk exposure. In the near term, the Company plans to retain a 10% to 50% direct working interest in each prospect, plus any carried or reversionary interest retained as part of sales to industry partners. Direct participation may increase as corporate cash flows and capital resources increase. Drilling prospects may result from the evaluation of acquisitions. Drilling activities, whether exploratory or developmental, are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that any new wells drilled by the Company will recover all or any portion of the related investment. The cost of drilling, completing and operating wells is often uncertain and cost overruns can occur. The Company's drilling operations might be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company's control. These factors include financial resources of the Company or its partners, commodity prices, land and title issues, mechanical problems, weather conditions and compliance with governmental requirements. Unsuccessful drilling activities may have a material adverse effect on the Company.

     The Company's U.S. operations are focused on the Gulf Coast in Southern and Central Louisiana and in West Texas. The Company continues engineering and geological reviews of its existing properties and prospects as part of a balanced program of low to medium risk exploitation and development of existing reserves and prospective acquisitions. The Company has a full schedule of drilling and rework operations planned, however, the progress of these operations past the engineering phase has continued to be delayed due to delays in closing of various funding facilities resulting in an adverse effect upon the Company's operations. (see Management's Discussion and Analysis).

     At the end of the fourth quarter of the fiscal year, the Company purchased the Glass Mountain property in Pecos County, Texas. This property is estimated to have proven oil and gas reserves with a net present value of future cash flows discounted at 10% of $21,061,220. The property was purchased for $7,175,523 which is the equivalent of future net cash flows discounted at 30%. The price was paid by the delivery of 2,392,841 shares of the Company's Class AA Preferred Stock which carries no coupon payment, however is convertible to common stock at one common share per preferred share at a price of $3.00 per share. These shares carry a liquidation preference of $7,175,523 and have been valued for balance sheet purposes using the price of the Company's common stock at the time of the transaction at a total of $203,391.

     During the first quarter of the fiscal year, the Company disposed of 100% of the shares it owned of Intermega Energy Pte Ltd (Singapore), a wholly owned subsidiary of the Company. Intermega operates crude oil producing properties in Eastern Indonesia.

     Indonesia had been undergoing major political unrest and violence and experiencing a major political transition. All of these factors had brought significant negative reactions from investment bankers and banks as wells other financial institutions to which Cambridge presents its development properties, projects and capital plans.

     In exchange for its Intermega shares, Cambridge received Cambridge Energy Corporation common stock valued at $501,820 and the cancellation of debt in the amount of $552,595.60. In addition, as a result of this transaction, Cambridge was able to eliminate from its financial statements Accounts Payable to Pertamina (The Indonesian government owned oil and gas company) in the amount of $1,404,413.53, taxes payable in the amount of $162,699, accounts payable in the amount of $539,562, accrued expenses in the amount of $316,889 and other payables in the amount of $2,146.

     Through the end of the fiscal year, the Company maintained its interest in the Calvert & Todd No. 1 well and the 13D well in Houma Louisiana. Production however, was limited due to delays in obtaining rework contributions from the Company's majority partner in the wells. These issues remain unresolved.

     The Company has maintained a position in the Crowley Field in Louisiana since September of 2000 and has completed initial work on engineering plans for rework and mediation in the field. However, based upon the continued non performance of its investment bankers and the lack of alternative sources of capital to fund the rework and mediation, the Company has elected to terminate its interest in the field at this time in a transaction which recovered 3,100,000 of the Companys common shares. Due however, to the depressed price of its common stock, the transaction required the Company to record a non cash loss in the amount of $3,795,000 to be reflected on its financial statements.

     The Company continues to maintain certain relationships which assist in providing a flow of available prospects as well as the opportunity to reengage itself with some of the projects which it has terminated at the time that development and operating capital becomes available. The Company has continued to negotiate and bid on opportunities which have significant prospects of attracting capital on their own. There is no assurance however, that the Company will obtain the additional capital which it needs to pursue any of these projects and prospects.


Certain Non Productive Assets
-----------------------------

     Through the end of the fiscal year, the Company maintained an interest in certain oil and gas properties in Big Island Field in Central Louisiana. Although the Company believes that these properties contain proven oil and gas reserves, the engineering which it has done indicated that development of the reserves requires the drilling of at least two new wells including one straight well and one horizontal well. Although funds for the development for this property were part of the funds requested by the Company and contracted for through its various investment bankers, none of these funds have been forthcoming during the fiscal year and the Company has no assurance when such funds for this drilling may become available.

     The Company had previously acquired an interest in a small field with one shut in well in St. John the Baptist Parish Louisiana. This interest was acquired in exchange for a portion of the future production from the well. When development funds for this well were not forthcoming the Company released the leases on the property. The sellers asserted and perfected a claim for future production in the amount of $288,000. The company is asserting a set off for monies it claims are due under a separate operating agreement. In addition, the Company has incurred costs on this property for equipment and environmental clean up in the amount of $1,055,376. It has made a claim to the National Pollution Funds Center for reimbursement of certain of these expenses. All of these claims remain pending.

     The company discontinued its limited wellhead services operations under its subsidiary Triton Wellhead in 1999 and has been attempting to sell the property or refinance alternative operations there since that time. During the year, the property was sold to liquidate certain debt secured by the facility in the amount of $325,000 There is an additional $443,000 in indebtedness associated with the property which is now due. The Company has asserted a setoff claim in the amount of $143,000 against this amount as well as asserting a claim to recover the amount of $1,100,000. All of these claims except for the first are still pending.

     During the fiscal year, the Company continued to suffer from deficiencies in working and investment capital, resulting primarily from the non-performance of various investment banking firms which the Company has retained. The Company has cancelled certain of these investment banking agreements and is attempting to recover some of the fees paid.

     The Company's future performance depends upon its ability to acquire and develop additional oil and gas reserves that are economically recoverable and to acquire capital therefore. The Company intends to continue its acquisition, development and drilling activities. The Company continues its review of various prospects and acquisitions and expects during the coming year to close additional acquisitions and drill or participate in additional wells, however no assurances can be given that the Company will be successful or will have sufficient cash flow or sources of external capital to acquire, develop or discover additional reserves at an economical cost. Without successful acquisition, development and exploration activities, and capital the Company's reserves and operations will decline.

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

Oil and Gas Operations (see also Management Discussion and Analysis)
--------------------------------------------------------------------

     The Company realized from the sale of its production for the fiscal year ended March 31, 2001, $28.68 per barrel of oil and $5.82 per mcf of gas, compared to $24.11 per barrel of oil and $3.16 per mcf of gas for fiscal year ended March 31, 2002.

                                                 Year Ended
                                                   March 31,
                                              2001           2002
                                              ----           ----
Gas Production (Mcf)                         21,703          1,605
Oil Production (bbls)                       101,210             26
Average Price of Gas (per mcf)                $5.82          $3.16
Average Price of Oil (per bbls)              $28.68         $24.11



Employees, Consultants and Contractors
--------------------------------------

     The Company currently has two full-time employees mainly involved in the management and administration aspects of the Company's business. Most of the engineering and geology for the Company's projects is performed by consulting firms, and the actual drilling, rework and other field operations performed on a project basis by contractors who bid for the work, the most cost-effective manner of operation, as the range of expertise and services required varies by project and time duration.

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

Item 2. Description of Properties

     The corporate offices of Cambridge Energy Corporation are in Cocoa, Florida, and consist of approximately 600 square feet of shared office space owned by an officer and director of the Company. The Company has utilized this space since its inception.

     During the year the Company also maintained shared engineering offices in Lafayette, Louisiana, as part of its relationship with G & A International, Inc. for engineering services.


Oil and Gas Properties as of March 31, 2002
-------------------------------------------

     The Company's Glass Mountain property is in Pecos County, Texas and is believed to be located on the proven Caballos structure. It is located on the same structure that contains the Exxon/Wayne Moore Well which has been productive from the Wolfcamp formation with hydrocarbon shows in the Caballos formation. The Company is examining the implementation of a 50 well (6,000 TD) drilling program with the expectation of encountering as many as three Caballos formation thrust sections per well. The Company owns a 100% working interest in this property.

     There is no assurance that the company will be able to obtain sufficient capital to pursue the development of this program or that these results will be achieved.

     Houma Field - Calvert & Todd No. 1 Well: A 12,500' gas well that Cambridge Energy drilled, completed and brought on line in Terrebonne Parish at Houma, Louisiana. The Company drilled this well at the end of 1997 on an assigned farmout from UNOCAL. The natural gas is being sold by contract to Eagle Natural Gas Company, and the oil/condensate is being sold to UNOCAL in accordance with their assigned farmout agreement with Cambridge Energy. The Company owns a 34.375% working interest in the well. Range Resources is the operator of the well.

     In addition, the Company has a 3.906883% working interest in the Calvert & Todd #13. The well was reworked last year by Unocal and the recompletion was successful. The well has produced more than 250,000 mcf of gas and 12000 barrels of oil condensate since the recompletion. Unocal is the operator of this well.

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

     The first planned well will be a 5,800' straight hole test drilled to the Hudson Sand reservoir, where the electric log and side wall cores will determine the net feet of oil pay in the drainage area of one or two horizontal wells. This evaluation well is also drilled to complete in the 5,200 Foot Sand that also produced in offset, down dip of this field. An additional well may be necessary during the producing life of the first straight hole to economically drain the entire remaining reserves in this sand. The initial straight hole well will evaluate the net oil thickness and other data for the first horizontal well project, and the requirement for a second horizontal well later in the productive life of the first horizontal well drilled.


Item 3.  Legal Proceedings

     At March 31, 2002, the Company was not a party to any pending material legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company.

     During the fiscal year, Mineral Ventures, Inc. asserted and perfected a claim in District Court in New Orleans, Louisiana in the amount of $288,400 for future production payments from property in St. John the Baptist Parish, Louisiana previously sold by Mineral Ventures, Inc. to a subsidiary of the Company, Cambridge Offshore LLC. The Company has claimed inadequate service with regard to this claim and is asserting claims against Mineral Ventures Inc. in a separate claim under a separate agreement in the amount of $292,055. All of these matters remain pending.

     Dwayne Bergeron has asserted and perfected a claim against real estate of a subsidiary, Assure Inc. in District Court in Lafayette, Louisiana for obligations against the property which totaled $329,000. There remains a claim by Mr. Bergeron against the Company, its subsidiary and a principal (on guarantees) for additional interest, fees and costs. The Company has asserted a claim for $133,000 paid against these obligations and for losses related to the property in excess of $1 million. These claims remain pending.

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


Item 4.  Submission of Matters to a Vote of Security Holders

     None

                                     PART II


Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

     (a) Market Information

     The Company's common stock is listed on the OTC Bulletin Board of the NASD, and began trading on November 24, 1997. The high and low bid prices at quarter ending through March 31, 2002, are as follows:

Quarter Ending:
                                              Bid
                                     High               Low
                                    -----              -----
March 31, 2000                        5/16              5/16
June 30, 2000                        1 1/2             1 1/2
September 30, 2000                   $0.73             11/16
December 31, 2000                    $0.47             $0.42
March 31, 2001                       $0.23             $0.20
June 30, 2001                        $0.16             $0.15
September 30, 2001                   $0.05             $0.05
December 31, 2001                    $0.03             $0.03
March 31, 2002                       $0.05             $0.05


     These bid prices were  obtained from OTCBB and do not  necessarily  reflect
actual   transactions,   retail   mark-ups,   mark-downs  or  commissions.   The
transactions include inter-dealer transactions.

     (b) Holders

     As of March 31, 2002, the number of holders of the Company's common shares was 163.

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

     The Company's ability to accomplish this growth has been adversely affected by a significant reduction in the availability of investment capital, brought about by the significant declines in the economy over the fiscal year. In spite of having significant acquisition opportunities over the fiscal year, the Company was not able to avail itself of sufficient funds to complete most of the opportunities.

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


     While management has worked toward the successful completion of this plan, there can be no assurance that the intended results will be achieved or that funds will be available to accomplish the plan.

Results of Operations
---------------------

Twelve months ended March 31,2002 compared to twelve months ended March 31,2001.

     The Company recorded a net loss of $8,229,992 for the year ended March 31, 2002 up from $1,883,117 for the year ended March 31, 2001. Revenues decreased to $17,270 over $2,976,931 the previous year due to the loss of the Company's international production. General and Administrative expenses decreased to $578,851 over $1,732,328 for the previous year.

     The following outlines the production and average price per production during March 31, 2001 and 2002:

                                                  Year Ended
                                                   March 31,
                                              2001           2002
                                              ----           ----
Gas Production (Mcf)                         21,703         1,605
Oil Production (bbls)                       101,210           265
Average Price of Gas (per mcf)                $5.82         $3.16
Average Price of Oil (per bbls)              $27.00        $24.11



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

     During the fiscal year, the company retained the services of Merit Capital Inc. of New York to represent it in obtaining additional capital. The agreement with them expired without their raising the anticipated capital. The Company is now working with another firm as well as several consultants to assist it in raising capital for specific projects as well as additional funding for the Company. Although the Company still believes that this is a significant mechanism to raise capital, there is not assurance that any funds will be forthcoming from any of these sources.

     At the end of the fiscal year, the Company purchased an interest in a geo thermal power firm, North American GeoPower, Inc. in exchange for shares of a subsidiary, Cambridge Power Corporation. Although there was no material impact on the Company's financial statements, a number of events in the power industry including the legislative mandate of alternative energy use and a general emphasis on alternative energy production, made this an opportunity for the Company to increase its shareholders value. The Company has declared a stock dividend and is in the process of distributing these shares to its shareholders. In addition, an agreement with North American GeoPower, Inc. provides for the future payment of up to $504,000 to the Company in exchange for its participation. The Company has not yet received any funds and there is no assurance that any funds will be received from this agreement.

     During Fiscal Year 2002 the Company raised additional capital in the amount of $25,000 through private sale of equity. Based on acquisitions currently in negotiation, the Company expects to undertake the placement of a significant financial institution credit facility or other structured debt facility during the coming fiscal year. This would provide additional funding for expansion to be consistent with the Company growth strategy. Although management believes that this will be accomplished during the current fiscal year, there have been delays in the past and there can be no assurance that such a facility will be forthcoming or that sufficient funds will be available to meet the requirements of the Company's growth strategy.

Material Commitments for Capital Expenditures
---------------------------------------------

     The Company has made no additional material commitments during the fiscal year ended March 31, 2002. Each drilling and/or rework project is stand-alone and although the Company is in constant discussion with prospective working interest partners on each potential project, commitments for the actual drilling or rework and site preparation operations are generally not made for each project until the Company has received the funds from its working interest partners and the funds for its portion of the working interest are in place. The leases the Company holds are renewable annually unless "held by production". If the leased property has a producing well that is providing royalty payments to the leaseholders, then annual lease payments and renewals are not required. Cambridge Energy strives to accomplish the drilling or rework planned for each property within the year first leased. When that does not occur, management reviews the potential of each property as its leases which have come up for renewal and makes a decision whether or not to renew each lease in light of the Company's business planning at that time. During fiscal year 2002, the Company had $200 in lease depreciation expenditures.

Item 7.  Selected Financial Data.

                                MICHAEL F. CRONIN
                           Certified Public Accountant
                             1574 Eagle Nest Circle
                          Winter Springs, Florida 32708
                                 (407) 977-9057


                          REPORT OF INDEPENDENT AUDITOR


Board of Directors and Stockholders
Cambridge Energy Corporation and subsidiaries
Cocoa, Florida

I have audited the accompanying consolidated balance sheet of Cambridge Energy Corporation and subsidiaries as of March 31, 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit. The consolidated financial statements of Cambridge Energy Corporation and subsidiaries as of March 31, 2001 were audited by other auditors whose report dated August 22, 2001, expressed an unqualified opinion on those statements.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cambridge Energy Corporation and subsidiaries at March 31, 2002, and the consolidated results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has experienced net operating losses of $8,169,879 and $1,736,942 for the years ended March 31, 2002 and 2001, respectively. At March 31, 2002, the Company has a working capital deficit of $4,218,794 and also has a stockholders' deficit of $3,968,060. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 10. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

The Supplementary Information Regarding Oil and Gas Producing Activities on page 28 is not a required part of the basic consolidated financial statements but is supplementary information required by the Financial Accounting Standards Board. I have applied certain limited procedures, which consisted principally of inquiries of management regarding the methods of measurement and presentation of the supplementary information. However, I did not audit the information and express no opinion on it.


/s/ Michael F Cronin
--------------------
Michael F. Cronin
Certified Public Accountant
Winter Springs, Florida
July 25, 2002

                                          CAMBRIDGE ENERGY CORPORATION
                                                 AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS
                                             MARCH 31, 2002 AND 2001


                                                      Assets
                                                      ------
                                                                               2002                  2001
                                                                               ----                  ----
Current assets:

         Cash                                                            $       5,291         $     437,747
         Accounts receivable, trade                                              5,290               513,210
         Inventory, materials and supplies                                           -               191,631
         Prepaid expenses                                                       25,987               174,610
                                                                         -------------         -------------
                  Total current assets                                          36,568             1,317,198
                                                                         -------------         -------------
Property and equipment, net of $0 and
     $290,336 of accumulated deprecation                                             -               995,022
                                                                         -------------         -------------
Oil and gas properties, accounted for
     using the successful efforts method:

         Oil and gas interests, proved properties, net                         250,734             8,390,144

         Support equipment, at cost, net                                             -                61,086
                                                                         -------------         -------------
                                                                               250,734             8,451,230
                                                                         -------------         -------------
                  Total Assets                                           $     287,302         $  10,763,450
                                                                         =============         =============
















                         The accompanying notes are an integral part of the financial statements.



                                             CAMBRIDGE ENERGY CORPORATION
                                                   AND SUBSIDIARIES

                                              CONSOLIDATED BALANCE SHEETS
                                                MARCH 31, 2002 AND 2001


                                         Liabilities and Stockholders' Equity
                                         ------------------------------------


                                                                                2002                 2001
                                                                                ----                 ----
Current liabilities:

         Accounts payable, trade                                          $  2,040,464          $  1,554,222
         Accrued expenses                                                      845,187               421,806
         Drilling advances                                                           -             2,007,259
         Royalty interests payable                                                   -               191,908
         Loans from stockholders                                               379,013               853,650
         Notes payable                                                               -             1,185,367
         Current portion of long-term debt                                     990,698                     -
                                                                          ------------          ------------
                  Total current liabilities                                  4,255,362             6,214,212
                                                                          ------------          ------------

Stockholders' equity:

         Preferred stock, $ .0001 par value,
             25,000,000 shares authorized, 2,572,341
             and 159,500 shares issued and outstanding
             respectively                                                    7,678,429               479,906
         Common stock, $ .0001 par value,
             50,000,000 shares authorized,
             18,208,173 and 18,142,382 shares
             issued and outstanding, respectively                                1,821                 1,814
         Paid in capital in excess of par                                    1,900,764             8,854,230
         Accumulated deficit                                              ( 13,011,421)         (  4,750,879)
         Treasury stock                                                   (    537,653)         (     35,833)
                                                                         -------------          ------------
                  Total Stockholders' Equity (Deficit)                    (  3,968,060)            4,549,238

                                                                         -------------          ------------
                  Total Liabilities and Stockholders' Equity             $     287,302         $  10,763,450
                                                                         =============          ============








                          The accompanying notes are an integral part of the financial statements.

                                                            16

                                               CAMBRIDGE ENERGY CORPORATION
                                                     AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE YEARS ENDED MARCH 31, 2002 AND MARCH 31, 2001


                                                                               2002                  2001
                                                                               ----                  ----
Revenues:
         Oil and gas sales, net of royalties                             $      16,010         $   2,860,646
         Lease operating and other income                                        1,260               116,285
                                                                         -------------         -------------
                                                                                17,270             2,976,931
                                                                         -------------         -------------
Operating expenses:
         Production costs                                                      766,772             2,713,112
         General and administrative                                            578,850             1,705,328
         Depletion                                                              21,275                27,219
         Depreciation                                                           29,994               214,214
                                                                         -------------         -------------
                                                                             1,396,891             4,713,873
                                                                         -------------         -------------
Operating loss                                                            (  1,379,621)         (  1,736,942)

Interest expense                                                          (     60,114)         (    105,675)

Loss on disposal of assets                                                (  6,790,257)                    -
                                                                         -------------         -------------
Net loss before taxes                                                     (  8,229,992)         (  1,842,617)

Provision for income taxes                                                           -                     -
                                                                         -------------         -------------
Net loss                                                                 $(  8,229,992)        $(  1,842,617)

Preferred stock dividends                                                $(     30,550)        $(     40,500)
                                                                         -------------         -------------

Net loss available to common stockholders                                $(  8,260,542)        $(  1,883,117)
                                                                         =============         =============



Weighted average number of common shares
outstanding:                                                                19,481,161           14,845,155
                                                                         =============         =============

Net loss per common share:
         Basic & Diluted                                                     $( 0.42)             $( 0.13)
                                                                         =============         =============








                      The accompanying notes are an integral part of the financial statements.


                                                        17

                                                       CAMBRIDGE ENERGY CORPORATION
                                                             AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                FOR THE YEAR ENDED MARCH 31, 2002 and 2001




                           Preferred Stock       Common Stock       Add'l Paid   Accumulated        Treasury Stock
                           Shares    Amount     Shares     Amount   In Capital    Deficit         Shares       Amount        Total
                          --------  --------  ----------  -------  ----------   ------------    ---------   ----------  ------------

Balance at 3/31/00       159,500   $479,906  11,790,827  $ 1,179   $3,575,583   $(2,867,762)      89,582    $( 35,833)  $ 1,153,073

Issuance of common stock
   in payment of accounts
   payable                                       153,750       15     125,335                                               125,350
Issuance of common stock
   for cash                                      460,000       46     214,954                                               215,000
Issuance of common stock
   for services                                2,088,428      209     893,723                                               893,932
Issuance of common stock
   for purchase of oil and
   gas properties                              3,649,377      365   4,044,635                                             4,045,000
Dividends on preferred
   stock                                                                         (   40,500)                               ( 40,500)

Net loss                                                                         (1,842,617)                             (1,842,617)

Balance at 3/31/01        159,500   $479,906  18,142,382  $ 1,814  $8,854,230   $(4,750,879)      89,582    $( 35,833)  $ 4,549,238
                          -------   --------  ----------  -------  ----------   ------------    ---------   ----------  ------------
Issuance of common stock
  for cash                                        10,000        1       4,999                                                 5,000
Issuance of common stock
  for services                                 2,602,481      260      78,909                                                79,169
Issuance of common stock
  for payment of accounts
  payable                                        286,600       29      39,443                                                39,472
Issuance of common stock
  for repayment of loan                          266,710       27      53,315                                                53,342
Issuance of preferred
  stock for cash           20,000     20,000                                                                                 20,000
Reacquired shares on
  disposal of Crowley                         (3,100,000)    (310)   (155,000)                                             (155,310)
Reacquired shares held
  in treasury-Intermega                                                                          1,950,339   (501,820)     (501,820)
Issuance of AA preferred
  stock for Glass
  Mountain acquisition  2,392,841  7,178,523                       (6,975,132)                                              203,391
Dividends on preferred
  stock                                                                             (30,550)                                (30,550)
Net loss                                                                         (8,229,992)                             (8,229,992)
                        --------- ----------  ----------  -------  ----------   ------------    ----------- ----------  ------------
Balance at 3/31/02      2,572,341 $7,678,429  18,208,173  $1,821    1,900,764   (13,011,421)     2,039,921  $(537,653)  $(3,968,060)







                                The accompanying notes are an integral part of the financial statements.

                                                                18

                                           CAMBRIDGE ENERGY CORPORATION
                                                 AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED MARCH 31, 2002 AND MARCH 31, 2001



                                                                              2002                   2001
                                                                              ----                   ----

Cash Flows From Operating Activities:


         Net loss                                                       $( 8,229,992)           $ (1,842,617)
         Loss on disposal of assets                                        6,790,257                       -
         Depreciation and depletion                                           51,269                 268,433
         Impairment loss                                                           -                 180,480
         Common stock issued for services                                          -                 893,932
         Cash surrendered upon disposal of subsidiary                    (   407,204)                      -
         Write down of prepaid expenses                                      121,654                       -
         (Increase) decrease in accounts receivable, trade                       258                 417,467
         (Increase) decrease in inventory                                          -                  24,986
         (Increase) decrease in prepaid expenses                             119,370                 805,970
         Increase (decrease) in accounts payable, trade                    1,173,346                (658,158)
         Increase (decrease) in accrued expenses                                   -                  65,700
         Increase (decrease) in drilling advances                                  -                (293,950)
         Increase (decrease) in royalty interests payable                          -                  92,990
                                                                        -------------           -------------
            Net cash used in operating activities                      $ (   381,042)           $(    44,767)

Cash flows from investing activities:

         Cash paid in IEP acquisition,
             less cash acquired                                                    -             (   178,618)
         Purchase of property and equipment                                        -             (   146,721)
                                                                        -------------           -------------
         Net cash used in investing activities                                                   (   325,339)
                                                                        -------------           -------------
Cash Flows From Financing Activities:

         Advances from stockholders                                                -                 144,300
         Repayment of advances from stockholders                                   -             (    91,181)
         Proceeds from notes payable                                               -                 477,500
         Dividends paid                                                  (    30,550)            (    31,055)
         Proceeds from sale of common stock                                    5,000                 215,000
         Proceeds from sale of preferred stock                                20,000                       -
         Payments on long-term debt                                      (    45,864)            (    30,000)
                                                                        -------------           -------------
            Net cash used in financing activities                      $ (    51,414)                684,564

            Net increase in cash                                         (   432,456)                314,458

            Cash, beginning of period                                        437,747                 123,289
                                                                        -------------           -------------
            Cash, end of period                                        $       5,291            $    437,747
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



                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business
-------------------------

     Cambridge Energy Corporation (the Company) was incorporated in the state of Nevada on April 9, 1996. The Company is an independent oil and gas company engaged in the exploration and development of domestic oil and gas properties. It presently owns oil well properties located in Louisiana and oil and gas properties in Texas. Through March 2000, the Company also manufactured certain wellhead control devices

Principles of consolidation
---------------------------

     The accompanying consolidated financial statements include the general accounts of the Company and its wholly owned subsidiaries, Triton Wellhead and Manufacturing, Inc. (TWM) Intermega Energy PTE, Ltd. (IEP), and A & W Petroleum LLC (Glass Mountain). All intercompany transactions and accounts have been eliminated in the consolidation and each subsidiary corporation has a fiscal year end of March 31.

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

Impairment of long-lived assets
-------------------------------

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and long-lived assets and certain identifiable intangibles to be disposed of. The Company periodically evaluates, using independent appraisals and projected undiscounted cash flows, the carrying value of its long-lived assets and certain identifiable intangibles to be held and used whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, long-lived assets and identifiable intangibles to be disposed of are reported at the lower of carrying value or fair value less cost to sell.

     As indicated in "Recent Accounting Pronouncements", below, the company will adopt Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 is effective for fiscal years beginning after December 15, 2001 (with early adoption permitted under certain circumstances). Management is currently evaluating the effect of the adoption of SFAS 144.

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Net loss per share
------------------

     Basic loss per share amounts are computed by dividing the net loss plus preferred stock dividends by the weighted average number of common stock shares outstanding.

     For the years ended March 31, 2002 and 2001, basic loss per share amounts are based on 19,481,161 and 14,845,155 weighted average shares of common stock outstanding, respectively.

Recent Accounting Pronouncements

     In June, 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 141, "Business Combinations" (SFAS 141), and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 is effective for business combinations completed after June 30, 2001, and SFAS 142 is effective for fiscal years beginning after December 15, 2001 (with early adoption permitted under certain circumstances).

     SFAS 141 proscribes the exclusive use of the purchase method of accounting for all business combinations subsequent to the effective date. SFAS 142 mandates that acquired goodwill and intangible assets deemed to have indefinite lives will no longer be amortized. Rather, goodwill and these intangibles will be subject to regular impairment tests in accordance with SFAS 142. All other intangible assets will continue to be amortized over their estimated useful lives.

     We do not expect SFAS 141 to have a material effect on future operations as our policy has always been to structure acquisitions using the purchase method of accounting.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS 143 is effective for the fiscal years beginning after June 15, 2002.

     SFAS 143 is expected to improve financial reporting because all asset retirement obligations that fall within the scope of this Statement and their related asset retirement cost will be accounted for consistently and financial statements of different entities will be more comparable.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 is effective for fiscal years beginning after December 15, 2001 (with early adoption permitted under certain circumstances).

     SFAS 144 is expected to improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions.

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    DISPOSITION  OF ASSETS

     During the year ended March 31, 2002, the Company disposed of the following assets resulting in a loss on disposition of $6,790,257.

     A.   Indonesian Assets

     The Company sold 100% of the stock of its wholly owned subsidiary, Intermega Energy Pte.(Singapore) Ltd., in exchange for the cancellation of $552,596 of debt and the return of 1,950,339 shares of the Company's common stock. The Company's re-acquired stock was recorded as treasury stock and valued at $501,820, the market value at the time of re-acquisition. The transaction resulted in a loss on disposition of $1,944,740.

     B.   North Crowley Field, Louisiana

     In September 2000, the Company entered into a purchase and sale agreement regarding certain oil and gas interests, properties and rights known as the North Crowley Field in Acadia Parish, Louisiana. The Company issued 3,100,000 shares of its common stock as consideration for the purchase. The shares were valued at the time of acquisition at $1.27 per share for a total of $3,950,000. On March 31, 2002, the parties to the purchase and sale agreement executed mutual releases and the 3,100,000 shares of common stock were returned to the Company for cancellation. At the date of return, the shares were valued at $0.05 per share for a total of $155,000. The decline in value of $1.22 per share was recorded as a loss on disposition of $3,795,000.

     C. Triton Wellhead Related Assets

     In the fiscal year ended March 31, 1999, the Company acquired Triton Wellhead & Manufacturing, Inc., a manufacturer of wellhead and valve devices serving primarily the oil and gas industry. In connection with that acquisition, the Company acquired land and building in Broussard, Louisiana and inventory, equipment and other assets. These various assets served as collateral for certain promissory notes. The Triton facility became inactive and during the fiscal year ended March 31, 2002, the Triton assets were sold to satisfy the obligations, resulting in litigation and a loss on disposition of $850,127.


     D. Other Oil and Gas Assets

     The Company chose not to renew certain leases and in other cases was unable to meet certain production requirements and consequently certain assets were charged-off resulting in a miscellaneous loss on disposition of $200,390.


3.   PREFERRED STOCK

     In the year ended March 31, 2002, the Company issued 20,000 shares of Series B Preferred Stock for $20,000 cash at $1.00 per share. The Company also issued 2,392,841 shares of Series AA Preferred Stock for the acquisition of certain Texas oil and gas properties referred to as the Glass Mountains acquisition. The Series AA Preferred Stock was issued at a stated value of $3.00 per share or a total of $7,178,523 and has a liquidation preference of $7,178,523 which is pari passu with the other outstanding issues of preferred stock but superior to the common stock. The Series AA Preferred Stock is convertible into the Company's common stock at $3.00 per share (1 share of common for 1 share of Series AA Preferred Stock) for a total of 2,392,841 shares of common stock. The asset acquired in exchange for the Series AA Preferred Stock was recorded on the Company's balance sheet at the market value at the date of acquisition ($0.085 per share) of the common stock into which the Series AA Preferred is convertible, for a carrying value of $203,391 and the excess of the liquidation value over the carrying value, $6,975,132, was charged to paid in capital in excess of par.

     In liquidation, the holders of the various series of preferred stock are entitled to receive an amount equal to the stated value of the shares plus declared but unpaid dividends. As of March 31, 2002, the various series of preferred stock have a total liquidating preference superior to the common stock of $7,678,429.

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




4.   COMMITMENTS AND CONTINGENCIES

Leases
------

     The Company's home office facilities are currently being provided without charge by a corporation owned by the Company's president. The fair rental value of this space provided is not material.

     At March 31, 2002, the Company was not obligated under any noncancelable operating or capital lease agreements.

Litigation
----------

     During the year ended March 31, 2002, a claim was asserted and perfected in District Court in New Orleans, Louisiana in the amount of $288,400 for future production payments from property in Louisiana previously sold by the claimant to a subsidiary of the Company. The Company has claimed inadequate service and is asserting claims against the claimant under a separate agreement in the amount of $292,055. All of these matters remain pending.

     Also a claim was asserted and perfected against real estate of a Subsidiary of the Company, in District Court in Lafayette, Louisiana for obligations against the property which totaled $329,000. There remains a claim against the Company, its wellhead subsidiary and a principal (on guarantees) for additional interest, fees and costs. The Company has asserted a claim for $133,000 paid against these obligations and for losses related to the property in excess of $1 million. These claims remain pending.


Employment and related agreements
---------------------------------

     In January 1998, the Company entered into an employment agreement with an executive officer which provides for the payment of $150,000 in annual salaries and additional compensation based on annualized gross revenues. The agreement expires in December 2002 and, in certain instances, can be extended through December 2007. Through March 31, 2002, $150,000 had been accrued under this employment agreement and remains unpaid.



5.   INCOME TAXES

     The Company uses the accrual method of accounting for tax reporting purposes. At March 31, 2002, the Company had a net operating loss carryforwards for financial and tax reporting purposes of approximately $12,950,000 which expire through the year 2022.

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

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     For the years ended March 31, 2002 and 2001, pursuant to Statement of Financial Accounting Standards No. 109, the Company has recognized deferred tax assets and liabilities which have been offset by valuation allowances in the same amount. Significant components of the Company's deferred tax assets and liabilities are summarized below.

                                                    2002              2001
                                                    ----              ----
Deferred tax assets:

 Net operating loss carryforward              $ 4,420,000        $ 1,604,800
                                              ------------      ------------
                                                4,420,000          1,604,800

     Valuation allowance                      ( 4,420,000)       ( 1,604,800)
                                              ------------      ------------
     Net deferred tax asset (liability)       $          -       $         -
                                              ============      ============

     A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended March 31, 2002 and 2001 is as follows.

                                                    2002              2001
                                                    ----              ----

      Tax computed at statutory rate          $  1,502,800       $   626,490
      Benefit of operating loss carryforward   ( 1,502,800)       (  626,490)
                                              ------------       -----------
      Income tax expense                      $          -       $         -
                                              ============       ===========

6.   RELATED PARTY TRANSACTIONS

Stockholders
------------

     During the years ended March 31, 2002 and 2001, the Company (and its subsidiaries) received cash advances from several of its stockholders totaling $0 and $144,300 respectively and repaid $0 and $91,181, respectively of these advances.

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




7.   FINANCIAL INSTRUMENTS

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

8.   STOCK OPTIONS AND WARRANTS

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

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The following is a schedule of the activity relating to the Company's stock options and warrants. At March 31, 2002 and 2001, no warrants have been issued by the Company.

                                         Year Ended                              Year Ended
                                        March 31, 2002                         March 31, 2001
                                        --------------                         --------------
                                                   Weighted Avg.                          Weighted Avg.
                                    Shares           Exercise             Shares            Exercise
                                  (x 1,000)            Price             (x 1,000)            Price
                                  ---------        ------------          ---------        -------------
Options and warrants
    outstanding at
    beginning of year               7,450            $    1.09              7,100            $   1.12

Granted:
    Options                             -            $       -                350            $    .59
    Warrants                            -            $       -                  -            $      -

Exercised                               -            $       -                  -            $      -

Expired:
    Options                             -            $       -                  -            $      -
    Warrants                            -            $       -                  -            $      -
                                  ---------        ------------          ---------        -------------
Options and warrants
    outstanding and
    exercisable at end
    of year                         7,450            $    1.09              7,450            $   1.09
                                  =========                              =========
Weighted average fair
    value of options and
    warrants granted during
    the year                            -            $     .57                  -            $    .57






                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The  following  table  summarizes  information  about the  Company's  stock
options  and  warrants   outstanding  at  March  31,  2002,  all  of  which  are
exercisable.

                                          Weighted Average
            Range of           Number         Remaining        Weighted Average
         Exercise Prices    Outstanding    Contractual Life     Exercise Price
         ---------------    -----------   -----------------    ----------------
         $   .50-1.00          4,850           3.7 years           $    .74
         $  1.50-2.50          2,600           3.4 years           $   1.62


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

                                       Year Ended           Year Ended
                                     March 31, 2002       March 31, 2001
                                     --------------       --------------

         Net loss                     $(8,229,992)         $(  2,225,450)

         Net loss per share:
              Basic                   $(      .42)         $(      .16)
              Diluted                 $(      .42)         $(      .16)


     During the years ended May 31, 2002 and 2001, the Company also issued 2,602,481 and 2,088,428 common stock shares in exchange for services. These services were recorded at their fair value of $79,169 and $893,932 respectively, and were charged to expense. Also, during the year ended March 31, 2002, the Company issued 286,600 common stock shares for payment of accounts payable, 266,710 for payment of a loan, and it issued 10,000 common stock shares for cash.

9.   NOTES PAYABLE

     During the years ended March 31, 2002 and 2001, the Company borrowed $0 and $477,500, respectively, through the issuance of notes.


10.  GOING CONCERN

     The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization and the satisfaction of liabilities in the normal course of business. As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations. The Company reported a net loss from operations of $8,169,879 and $1,736,942 for the years ended March 31, 2002 and 2001, respectively. At March 31, 2002, the Company has a working capital deficit of $4,218,794 and also has a stockholders' deficit of $3,968,060. These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional capital contributions and/or achieving profitable operations. Management's plans are to raise additional capital through either debt or equity instruments, to restructure its existing obligations and to exploit its existing reserves and to acquire additional oil and gas properties.

                         CAMBRIDGE ENERGY CORPORATION
                       SUPPLEMENTARY INFORMATION REGARDING
                        OIL AND GAS PRODUCING ACTIVITIES
              FOR THE YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2002
                                    UNAUDITED


     The following supplementary oil and gas information is provided in accordance with Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities (SFAS 69). The Company has properties in two reportable geographic areas, oil and gas properties in southern Louisiana and oil properties in Indonesia.


1.   CAPITALIZED COSTS RELATING TO OIL AND GAS PRODUCING ACTIVITIES

                                                       2001             2002
                                                       ----             ----
     Proved oil and gas properties                $  8,454,846       $ 250,734
     Unproved oil and gas properties                         -               -
     Support equipment, proved properties              149,272               -
                                                  ------------       ----------
                                                     8,604,118         250,734
     Accumulated depreciation and
        depletion                                      152,888               -
                                                  ------------       ----------
     Net capitalized costs                        $  8,451,230       $ 250,734
                                                  ============       ==========


2.   COSTS INCURRED IN OIL AND GAS PRODUCING ACTIVITIES FOR ABOVE REFERENCED
     PERIODS

                                                        2001            2002
                                                        ----            ----

     Acquisition of proven properties              $  4,105,000      $ 250,734

     Exploration costs                             $          -      $       -

     Development costs                             $          -      $       -


3. RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES FOR THE ABOVE REFERENCED PERIODS

                                                        2001            2002
                                                        ----            ----
         Oil and gas sales                         $  2,976,931      $  16,010
         Lease operating income                               -          1,260
         Production costs                             2,713,112        766,772
         Exploration expenses                                 -              -
         Depreciation and depletion                     241,433         51,269
         Income tax expense                                   -               -
                                                   ------------     -----------
         Results of operations for oil
           and gas producing activities
           (excluding corporate overhead
           and financing costs)                     $    22,386     $ (800,771)
                                                   ============     ===========

                          CAMBRIDGE ENERGY CORPORATION
                       SUPPLEMENTARY INFORMATION REGARDING
                        OIL AND GAS PRODUCING ACTIVITIES
              FOR THE YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2002
                                    UNAUDITED




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

                                                                                                Gas Reserves
                                                                                                   (MCF)
                                                                                                -----------
                                                 Oil Reserves (BBLS)                              Domestic
                                              Domestic          Foreign          Total             Total
                                            -----------        ----------        -----             -----
     Balance at March 31, 2000                 3,291,300        15,790,000      19,081,300        78,303,130
                                         ---------------      ------------     -----------     --------------
      Current year production              (          126)    (    110,055)    (   110,181)    (      13,819)
     Purchases of minerals in
        place                                  1,533,153                 -       1,533,153         2,186,367
     Abandonment of minerals
        in place                          (    2,727,108)                -     ( 2,727,108)    (  77,615,554)
                                          ---------------      -----------     -----------     --------------
     Balance at March 31, 2001                 2,097,219        15,679,945      17,777,164         2,860,124
                                          ---------------      -----------     -----------     --------------
     Purchases of minerals in
        place                                    203,391                 -         203,391                 -
     Abandonment of minerals
        in place                          (    2,097,219)      (15,679,945)    (17,777,164)    (   2,860,124)
                                           ---------------      -----------     -----------     --------------
     Balance at March 31, 2002                   203,391                 -         203,391                 -
                                           ===============      ===========     ===========     ==============

                                                        30

                         CAMBRIDGE ENERGY CORPORATION
                       SUPPLEMENTARY INFORMATION REGARDING
                        OIL AND GAS PRODUCING ACTIVITIES
              FOR THE YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2002
                                    UNAUDITED


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

                                     STANDARDIZED MEASURE OF DISCOUNTED FUTURE
                                     NET CASH FLOW AT MARCH 31, 2001 AND 2002


                                                       2001                          2002
                                            Foreign            Domestic            Domestic

Future cash inflows                   $    286,351,650    $     54,824,430     $  52,618,250
Future production costs                (    76,902,400)    (     3,527,655)     (  1,215,500)
Future development costs               (    17,326,200)    (     5,851,611)     (  4,250,000)
Future income tax expenses             (    78,871,050)    (     3,759,137)     (  3,020,116)
                                      ----------------    ----------------     --------------
Future net cash flows                      113,252,000          41,686,027         44,132,634

10% annual discount for
     estimated timing of
     cash flows                        (    56,727,000)    (    10,972,756)     ( 23,071,414)
                                      ----------------    ----------------     --------------
Standardized measure of
     discounted future net cash
     flows relating to proved
     oil and gas reserves             $     56,525,000    $     30,713,271     $  21,061,220
                                      ================    ================     ==============






                         CAMBRIDGE ENERGY CORPORATION
                       SUPPLEMENTARY INFORMATION REGARDING
                        OIL AND GAS PRODUCING ACTIVITIES
              FOR THE YEARS ENDED MARCH 31, 2001 AND MARCH 31, 2002
                                    UNAUDITED


                  RECONCILIATION OF CHANGES IN THE STANDARDIZED
                   MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS
                       DURING THE ABOVE REFERENCED PERIOD



                                                     2001           2002
                                                     ----           ----
Beginning of period                            $ 126,997,204   $  87,238,271

Sales of oil and gas produced                    ( 2,860,646)              -
Net changes in prices and production costs                 -    (    766,772)
Development costs incurred                                 -               -
Revisions of previous quantity estimates                   -               -
Purchase of minerals in place                      22,681,991     21,061,220
Abandonment of minerals in place                 ( 59,580,278)  ( 86,471,499)
                                                -------------   -------------
End of period                                   $  87,238,271   $ 21,061,220
                                                =============   =============

Item 8. Changes in and Disagreements with Accountants on Accounting And Financial Disclosure.

          None

                                    PART III


Item 9.  Directors and Executive Officers of the Registrant

     (a) Identification of Directors and Executive Officers.


     (1)                  (1)                (2)                (3)
     Name                 Age               Term*              Served
---------------           ---               ----               ------
Perry Douglas West                         Elected             Since
Chairman and CEO           55              Annually          Inception

Jonathan E. Bates          43              Elected              1997
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

     Jonathan E. Bates, has been the Company's Executive Vice President since 1997 and is responsible for corporate relations. Mr. Bates, was founder and president of HB Financial Services, Inc. since 1995. As the President of HB Financial, Mr. Bates consulted with companies on a broad range of activities including: financial and organizational planning, capital structures and formations, and negotiating equity and bridge financing agreements. Mr. Bates was a Financial Consultant with Smith Barney, Inc. from 1993-95. Before entering the financial field, Mr. Bates consulted for Wang Laboratories, Mead Data Central, Information Builders, Inc., and Syncsort Inc., marketing application and system information software as well as hardware to corporations utilizing medium to large mainframe computer systems. Mr. Bates graduated in 1984 from Florida Atlantic University with a Bachelor of Science degree in Business Finance and Marketing.

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

Item 10.  Executive Compensation

     Cash Compensation:

     The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the periods indicated to its directors and executive officers:


                           SUMMARY COMPENSATION TABLE
                           --------------------------

Name & Position         Fiscal Year      Salary      Bonus    Other Compensation
---------------         -----------      ------      -----    ------------------

Perry D. West               1997(1)        -0-        -0-               -0-
Chairman/CEO                1998(2)     $40,615       -0-             $45,000
                            1999(3)     $55,385       -0-               -0-
                            2000(4)     $ 3,692       -0-               -0-
                            2001(5)        -0-        -0-               -0-
                            2002(6)     $ 3,000       -0-               -0-



1)April 9, 1996 (Inception) - March 31, 1997

2)April 1, 1997 - March 31, 1998

3)April 1, 1998 - March 31, 1999

     Mr. West has an Executive Compensation Agreement in effect with the Company, approved by the Board of Directors. This Agreement is for a five year term, and is incentive based over and above the basic salary of $150,000 per annum for Mr. West. Salary increases are based on gross revenue achievements. The first two full fiscal years' gross revenue goals for salary increases are $4,000,000, and $8,000,000 respectively. Third, Fourth and Fifth year gross revenue goals will be set by the Board of Directors prior to the beginning of those years. Additional benefits include medical and dental coverage for Mr. West and family; disability coverage; vacation; automobile or allowance for automobile; and a death benefit. Mr. West is also entitled to participate in the Company's Key Employee Stock Option Plan which has been authorized by the Board of Directors but not implemented as of the fiscal year ended March 31, 2002. Mr. West will also be entitled to participate in the Company's 401(K) retirement plan, which the Company intends to offer to its employees. This employment contract may be terminated for cause, and it provides for payments to the executive in the event there is a change of control of the Company which adversely affects their employment. Mr. West has agreed to waive all or partial salary and other benefits from his compensation agreements during fiscal years ended March 31, 1998, 1999, 2000, and 2001.

4)April 1, 1999 - March 31, 2000

5)April 1, 2000 - March 31, 2001

6)April 1, 2001 - March 31, 2002

     Mr. West's salary was accrued but not paid in the amount of $150,000 for the fiscal year ended March 31, 2002.

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



     No options granted to the directors and executive officers were exercised during the fiscal year ended March 31, 1998, 1999, 2000, 2001 or 2002.


Item 11.   Security Ownership of Certain Beneficial Owners and
           Management as of March 31, 2002

     (a) Security Ownership of Certain Beneficial Owners

--------------------------------------------------------------------------------
(1)            (2)                      (3)                      (4)
Title of       Name and Address         Amount and Nature        Percent of
Class          of Beneficial Owner      of Beneficial Owner      Class
--------------------------------------------------------------------------------

Common       LVJ, Inc.                  Executive Vice
             1760 Cheyenne Trail        President/Director
             Maitland, FL  32751        3,000,000 Shares*         16.48%%

     (b) Security Ownership of Management

     The following table sets forth the share holdings of the Company's directors and executive officers as of March 31, 2002, with these computations based upon 18,802,382 shares of common stock being outstanding, and no options granted being exercised.

--------------------------------------------------------------------------------
(1)            (2)                      (3)                      (4)
Title of       Name and Address         Amount and Nature        Percent of
Class          of Beneficial Owner      of Beneficial Owner      Class
--------------------------------------------------------------------------------

Common       Perry Douglas West         Chairman and CEO         17.53%%
             P.O. Box 1656              3,192,393 Shares*
             Cocoa, Florida 32923

Common       LVJ, Inc.
             1760 Cheyenne Trail
             Maitland, FL  32751        3,000,000 Shares         16.48%

Common       Officers and Directors
             as a Group                 6,192,393 Shares         34.01%

* Mr. West has options to purchase 1,000,000 shares of the Company's Common Stock at $.50; 1,000,000 shares at $1.00; and 1,000,000 shares at $1.50 any time within sixty months prior to June 9, 2009.

     Management has no knowledge of the existence of any arrangements or pledges of the Company's securities which may result in a change in control of the Company.

     (c) Beneficial Ownership Reporting Compliance reported 0n Form 3 by Mr. West and Mr. Bates will be filed late.


Item 12.  Certain Relationship and Related Transactions

     Shareholder Loans. During the fiscal year ending March 31, 2002, the executive officers and directors of the Company, made shareholder loans to the Company for operating expenses totaling $140,700 , for a total outstanding shareholder loans of $331,513. These amounts were initially loaned at no interest, and will be reimbursed at such time as cash flow permits.

     Other Material Transactions. With the exception of the Executive Stock Option Agreements of Mr. West, there have been no material transactions, series of similar transactions or currently proposed transactions to which the Company or any officer, director, their immediate families or other beneficial owner is a party or has a material interest in which the amount exceeds $60,000.

                                     PART IV

Item 13.  Exhibits, Financial Statement Schedules  and Reports on Form 8-K



                               EXHIBIT INDEX

(a.)     Exhibit                                                          Page
                                                                          ----

3.1      Articles of Incorporation, Charter and By-Laws                    (1)

10.1     Agreement between Cambridge Energy Corporation and
          Intermega Energy PTE. and F.K. Ho                                (2)

99.1     Certification of CEO pursuant to 18 u.s.c. section 1350 as        (3)
          adopted pursuant to section 906 of the sarbanes-oxley act of 2002

------------

     (1) This exhibit was previously filed as an exhibit to the Registrant's Form 10 filed October 9, 1998 and is herein incorporated by reference.

     (2) This exhibit was previously filed as an exhibit to the Registrant's Form 10K-SB filed August 20, 1999 and is herein incorporated by reference.

     (3) Filed as an exhibit to this document.



(b.) Reports on Form 8-K.

          This report was filed on August 19, 2002, regarding change of the Comnpany's certified public accountant.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cocoa, State of Florida, on August 20, 2002.



                                    CAMBRIDGE ENERGY CORPORATION


                                     By:  /s/ Perry Douglas West
                                       -------------------------
                                         Perry Douglas West
                                         Chairman and Chief Executive Officer