Form 10QSB
period 2002-06-30
CAMBRIDGE ENERGY CORP
filed 2002-09-23
CIK 1041633

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended June 30, 2002


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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

     The Registrant has 20,665,818 shares of common stock, par value $0.0001 per share issued and outstanding as of June 30, 2002.


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
        (Unaudited)

        Consolidated Balance Sheets as of June 30, 2002
           and March 31, 2002
        Consolidated Statements of Operations for
           the three months ended June 30, 2002 and 2001
        Consolidated Statements of Cash Flows for
           the three months ended June 30, 2002 and 2001
        Notes to Financial Statements


Item 2. Management's Discussion and Analysis                           10


PART II - OTHER INFORMATION                                            12


Item 1. Legal Proceedings                                              None

Item 2. Changes in Securities                                          None

Item 3. Defaults upon Senior Securities                                None

Item 4. Submission of Matters to a Vote of Security Holders            None

Item 5. Other Information                                              None

Item 6. Exhibits and Reports on Form 8-K                               12


SIGNATURE PAGE                                                         13

PART 1 - FINANCIAL INFORMATION:


                                      CAMBRIDGE ENERGY CORPORATION
                                       CONSOLIDATED BALANCE SHEETS


                                                                          June 30, 2002       March 31, 2002
                                                                         --------------       --------------
ASSETS
------
Current Assets:
         Cash                                                            $       4,693        $       5,291
         Accounts Receivable, Trade                                              5,290                5,290
         Prepaid Expenses                                                       25,987               25,987
                                                                         --------------       --------------
                  Total Current Assets                                          35,970               36,568
                                                                         --------------       --------------

Oil and Gas Properties
         Oil Interests, Proved Properties, Net                                 250,734              250,734
                                                                         --------------       --------------
                  Total Oil and Gas Properties                                 250,734              250,734
                                                                         --------------       --------------
                   Total Assets                                          $     286,704        $     287,302
                                                                         ==============       ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current liabilities:
         Accounts payable, trade                                         $   2,046,842        $  2,040,464
         Accrued expenses                                                      845,187             845,187
         Loans from stockholders                                               383,136             379,013
         Current portion of long-term debt                                     990,698             990,698
                                                                         --------------       -------------
                  Total current liabilities                                  4,265,863           4,255,362
                                                                         --------------       -------------

Stockholders' deficit:
         Preferred stock, $ .0001 par value,
             25,000,000 shares authorized, 2,572,341
             shares issued and outstanding                                   7,678,429           7,678,429
         Common stock, $ .0001 par value,
             50,000,000 shares authorized,
             20,665,818 shares issued and outstanding at
             June 30, 2002 and 18,208,173 at March 31, 2002                      2,066               1,821
         Paid in capital in excess of par                                    2,033,128           1,900,764
         Accumulated deficit                                              ( 13,155,129)       ( 13,011,421)
         Treasury stock                                                   (    537,653)       (    537,653)
                                                                         --------------       -------------
                  Total Stockholders' Deficit                             (  3,979,159)       (  3,968,060)
                                                                         --------------       -------------
                  Total Liabilities and Stockholders' Deficit            $     286,704        $    287,302)
                                                                         ==============       =============




                   The accompanying notes are an integral part of the financial statements.

                                                         2


                                                 CAMBRIDGE ENERGY CORPORATION


                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  FOR THE THREE MONTHS ENDED
                                                   JUNE 30, 2002 and 2001




                                                                               2002                  2001
                                                                               ----                  ----
Revenues:

         Oil and gas sales, net of royalties                             $           -         $       7,298
                                                                         --------------        --------------
                                                                                     -                 7,298
                                                                         --------------        --------------
Operating expenses:

         Production costs                                                          713                61,218
         General and administrative                                            142,995                99,498
         Depletion                                                                   -                21,275
         Depreciation                                                                -                 9,998
                                                                         --------------        --------------
                                                                               143,708               191,989
                                                                         --------------        --------------
Interest expense                                                                     -                27,983
                                                                         --------------        --------------

Operating loss before taxes                                               (    143,708)        (    212,674)
                                                                         --------------        --------------

Loss on disposition of subsidiary (IEP)                                              -          (  1,944,741)
                                                                         --------------        --------------
Net loss                                                                 $(    143,708)        $(  2,157,415)
                                                                         ==============        ==============


Weighted average number of common shares
outstanding:                                                                19,305,781            18,623,430


Net loss per common share:
   Basic & Diluted                                                       $(      0.007)        $(      0.116)
                                                                         ==============        ==============










                      The accompanying notes are an integral part of the financial statements.




                                      CAMBRIDGE ENERGY CORPORATION
                                             AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE THREE MONTHS ENDED
                                        JUNE 30, 2002 AND 2001


                                                                     2002                 2001
                                                                -------------        -------------
Cash Flows From Operating Activities:

       Net Loss                                                 $(   143,708)         $(2,157,415)
       Depletion                                                           -               21,275
       Depreciation                                                        -                9,998
       Loss on disposition of subsidiary (IEP)                             -            1,944,741
       Stock issued for services                                     136,732              106,179
       (Increase)/Decrease in Assets:
           Accounts Receivable                                             -               13,740
       Increase/(Decrease) in Liabilities:
           Drilling Advances                                               -               (1,168)
           Accrued Expenses                                                -              (11,333)
           Royalty Interest Payable                                        -                  588
           Accounts Payable                                            6,378               24,950
                                                                -------------        -------------
Net Cash Used in Operating Activities                            (       598)          (   48,445)

Cash Flows From Investing Activities:
       Cash surrendered in disposition of subsidiary                       -           (  407,204)
                                                                -------------        -------------
Net Cash Used in Investing Activities                                      -           (  407,204)

Cash Flows From Financing Activities:
       Sale of preferred stock                                             -               20,000
       Proceeds from note payable                                          -               20,000
                                                                -------------        -------------
Net Cash Provided by Financing Activities                                  -               40,000

Net Decrease in Cash                                             (       598)          (  415,649)
                                                                -------------        -------------
Cash, Beginning of Period                                              5,291              437,747
                                                                -------------        -------------
Cash, End of Period                                             $      4,693          $    22,098
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


                           CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The interim consolidated financial statements include all adjustments, which, in the opinion of management, are necessary in order to make the financial statements not misleading. The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements.

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

Principles of consolidation
---------------------------

     The accompanying consolidated financial statements include the general accounts of the Company and its wholly owned subsidiary, A & W Petroleum LLC (Glass Mountain). All intercompany transactions and accounts have been eliminated in the consolidation and each subsidiary corporation has a fiscal year end of March 31.

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

                           CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




2.   STOCKHOLDERS' DEFICIT

Preferred Stock
---------------

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

     In liquidation, the holders of the various series of preferred stock are entitled to receive an amount equal to the stated value of the shares plus declared but unpaid dividends. As of June 30, 2002, the various series of preferred stock have a total liquidating preference superior to the common stock of $7,678,429.

Common Stock
------------

     During the three months ended June 30, 2002, the Company issued 2,457,645 shares for consulting services. These shares were valued at $132,609, which approximated the market value at the dates of issuance.


3.   COMMITMENTS AND CONTINGENCIES

Leases
------

     The Company's home office facilities are currently being provided without charge by a corporation owned by the Company's president. The fair rental value of the space provided is not material.

     At June 30, 2002, the Company was not obligated under any noncancelable operating or capital lease agreements.

                           CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




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


4.   INCOME TAXES

     The Company uses the accrual method of accounting for tax reporting purposes. At June 30, 2002, the Company had a net operating loss carryforwards for financial and tax reporting purposes of approximately $13,000,000 which expire through the year 2022.

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

                           CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Accounts receivable
-------------------

     The Company accounts receivable's are unsecured and represent oil production sales and lease operating income not collected at the end of the quarter. Management believes it is not exposed to any significant credit risks affecting accounts receivable and that these accounts receivable are fairly stated at estimated net realizable amounts.

Notes payable
-------------

     Management believes the carrying value of these notes represent the fair value of these financial instruments because their terms are similar to those in the lending market for comparable loans with comparable risks.

6.   STOCK OPTIONS AND WARRANTS

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

Results of Operations
---------------------

Three months ended June 30, 2002 compared to June 30, 2001.

     The Company recorded a net operating loss of $143,708 for the quarter down from $2,157,415 for the same period the previous year, which included a one time non cash loss of $1,944,471 from the disposition of a subsidiary. Revenues decreased to $0 from $7,298 in the previous year's quarter. General and Administrative expenses increased to $142,995 compared to $99,498 for the previous year.


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

     During the past fiscal year, the company retained the services of Merit Capital Inc. of New York to represent it in obtaining additional capital. The agreement with them expired without their raising the anticipated capital. The Company is now working with another firm as well as several consultants to assist it in raising capital for specific projects as well as additional funding for the Company. Although the Company still believes that this is a significant mechanism to raise capital, there is no assurance that any funds will be forthcoming from any of these sources.

     At the end of the fiscal year, the Company purchased an interest in a geo thermal power firm, North American GeoPower, Inc. in exchange for shares of a subsidiary, Cambridge Power Corporation. Although there was no material impact on the Company's financial statements, a number of events in the power industry including the legislative mandate of alternative energy use and a general emphasis on alternative energy production, made this an opportunity for the Company to increase its shareholders' value. The Company has declared a stock dividend and is in the process of distributing these shares to its shareholders. In addition, an agreement with North American GeoPower, Inc. provides for the future payment of up to $504,000 to the Company in exchange for its participation. The Company has not yet received any funds and there is no assurance that any funds will be received from this agreement.

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

Material Commitments for Capital Expenditures
---------------------------------------------

     The Company has made no additional material commitments during the quarter ended June 30, 2002. Each drilling and/or rework project is stand-alone and although the Company is in constant discussion with prospective working interest partners on each potential project, commitments for the actual drilling or rework and site preparation operations are generally not made for each project until the Company has received the funds from its working interest partners and the funds for its portion of the working interest are in place. The leases the Company holds are renewable annually unless "held by production". If the leased property has a producing well that is providing royalty payments to the leaseholders, then annual lease payments and renewals are not required. Cambridge Energy strives to accomplish the drilling or rework planned for each property within the year first leased. When that does not occur, management reviews the potential of each property when its leases come up for renewal and makes a decision whether or not to renew each lease in light of the Company's business planning at that time.

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

Item 3. Defaults upon Senior Securities                                None

Item 4. Submission of Matters to a Vote of Security Holders            None

Item 5. Other Information                                              None

Item 6. Exhibits and Reports on Form 8-K

        Exhibit 99.1 - Consent Pursuant to the Sarbanes-Oxley Act of 2002

        Form 8-K was filed on August 19, 2002, Item 4. Changes in Registrant's Certifying Accountant




"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. These risks are described in the Company's Form 10-QSB for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cocoa, State of Florida, on September 23, 2002.


                                          CAMBRIDGE ENERGY CORPORATION

                                          by: /s/ Perry D. West
                                          --------------------------------------
                                          Perry D. West, Chief Executive Officer