Form 10QSB
period 2002-09-30
CAMBRIDGE ENERGY CORP
filed 2002-11-22
CIK 1041633

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended September 30, 2002


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

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

     The Registrant has 20,665,818 shares of common stock, par value $0.0001 per share issued and outstanding as of September 30, 2002.


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
        (Unaudited)

        Consolidated Balance Sheets as of September 30, 2002
           and March 31, 2002
        Consolidated Statements of Operations for
           the three months ended September 30, 2002 and 2001 Consolidated Statements of Operations for
           the six months ended September 30, 2002 and 2001 Consolidated Statements of Cash Flows for
           the six months ended September 30, 2002 and 2001 Notes to Financial Statements


Item 2. Management's Discussion and Analysis                           11

Item 3. Controls and Procedures                                        12


PART II - OTHER INFORMATION                                            13


Item 1. Legal Proceedings                                              13

Item 2. Changes in Securities                                          13

Item 3. Defaults upon Senior Securities                                13

Item 4. Submission of Matters to a Vote of Security Holders            13

Item 5. Other Information                                              13

Item 6. Exhibits and Reports on Form 8-K                               13


SIGNATURE PAGE                                                         14

PART 1 - FINANCIAL INFORMATION:


                                      CAMBRIDGE ENERGY CORPORATION
                                       CONSOLIDATED BALANCE SHEETS


                                                                       September 30, 2002     March 31, 2002
                                                                       ------------------     --------------
ASSETS
------
Current Assets:
         Cash                                                            $          10        $       5,291
         Accounts Receivable, Trade                                              5,290                5,290
         Prepaid Expenses                                                       25,987               25,987
                                                                         --------------       --------------
                  Total Current Assets                                          31,287               36,568
                                                                         --------------       --------------

Oil and Gas Properties
         Oil Interests, Proved Properties, Net                                 249,776              250,734
                                                                         --------------       --------------
                  Total Oil and Gas Properties                                 249,776              250,734
                                                                         --------------       --------------
                   Total Assets                                          $     281,063        $     287,302
                                                                         ==============       ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current liabilities:
         Accounts payable, trade                                         $   2,047,434        $  2,040,464
         Accrued expenses                                                      855,185             845,187
         Loans from stockholders                                               396,384             379,013
         Current portion of long-term debt                                     977,298             990,698
                                                                         --------------       -------------
                  Total current liabilities                                  4,276,301           4,255,362
                                                                         --------------       -------------

Stockholders' deficit:
         Preferred stock, $ .0001 par value,
             25,000,000 shares authorized, 2,572,341
             shares issued and outstanding                                   7,678,429           7,678,429
         Common stock, $ .0001 par value,
             50,000,000 shares authorized,
             20,665,818 shares issued and outstanding at
             September 30, 2002 and 18,208,173 at March 31, 2002                 2,066               1,821
         Paid in capital in excess of par                                    2,033,128           1,900,764
         Accumulated deficit                                              ( 13,171,208)       ( 13,011,421)
         Treasury stock                                                   (    537,653)       (    537,653)
                                                                         --------------       -------------
                  Total Stockholders' Deficit                             (  3,995,238)       (  3,968,060)
                                                                         --------------       -------------
                  Total Liabilities and Stockholders' Deficit            $     281,063        $    287,302)
                                                                         ==============       =============




                   The accompanying notes are an integral part of the financial statements.

                                                         2


                                                 CAMBRIDGE ENERGY CORPORATION


                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  FOR THE THREE MONTHS ENDED
                                                 SEPTEMBER 30, 2002 and 2001




                                                                               2002                  2001
                                                                               ----                  ----
Revenues:

         Oil and gas sales, net of royalties                             $       1,493         $       8,323
                                                                         --------------        --------------
Operating expenses:

         Production costs                                                          162                26,761
         General and administrative                                             13,932                54,542
         Depreciation                                                              958                 9,998
                                                                         --------------        --------------
                                                                                15,052                91,301
                                                                         --------------        --------------
Operating loss                                                                 (13,559)              (82,978)

Interest expense                                                                 2,520                21,563
                                                                         --------------        --------------
Net loss before taxes                                                          (16,079)             (104,541)
                                                                         --------------        --------------
Provision for income taxes                                                           -                     -
                                                                         --------------        --------------
                                                                         $     (16,079)        $    (104,541)
                                                                         ==============        ==============


Weighted average number of common shares
outstanding:                                                                20,665,818            19,217,370

Net loss per common share:
   Basic & Diluted                                                       $      (0.001)        $      (0.005)
                                                                         ==============        ==============










                      The accompanying notes are an integral part of the financial statements.



                                                 CAMBRIDGE ENERGY CORPORATION


                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  FOR THE SIX MONTHS ENDED
                                                 SEPTEMBER 30, 2002 and 2001




                                                                               2002                  2001
                                                                               ----                  ----
Revenues:

         Oil and gas sales, net of royalties                            $        1,493        $       15,621
                                                                         --------------        --------------
                                                                                 1,493                15,621
                                                                         --------------        --------------
Operating expenses:

         Production costs                                                          875                87,979
         General and administrative                                            156,926               154,040
         Depletion                                                                   -                21,275
         Depreciation                                                              958                19,996
                                                                         --------------        --------------
                                                                               158,759               283,290
                                                                         --------------        --------------

Operating loss                                                                (157,266)             (267,669)
                                                                         --------------        --------------
Interest expense                                                                 2,520                49,546
                                                                         --------------        --------------
Loss on disposition of subsidiary                                                    -            (1,944,741)
                                                                         --------------        --------------
Net loss before taxes                                                         (159,786)           (2,261,956)
                                                                         --------------        --------------
Provision for taxes                                                                  -                     -
                                                                         --------------        --------------

Net loss                                                                 $(    159,786)        $  (2,261,956)
                                                                         ==============        ==============




Weighted average number of common shares
outstanding:                                                                20,025,799           19,420,400

Net loss per common share:
   Basic & Diluted                                                       $      (0.008)        $     (0.116)
                                                                         ==============        ==============




                           The accompanying notes are an integral part of the financial statements.




                                      CAMBRIDGE ENERGY CORPORATION
                                             AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE SIX MONTHS ENDED
                                        SEPTEMBER 30, 2002 AND 2001


                                                                     2002                 2001
                                                                -------------        -------------
Cash Flows From Operating Activities:

       Net Loss                                                 $    (159,786)       $  (2,261,956)
       Depletion                                                            -               21,275
       Depreciation                                                       958               19,995
       Loss on disposition of subsidiary (IEP)                              -            1,944,741
       Stock issued for services                                      136,732              148,040
       (Increase)/Decrease in Assets:
           Accounts Receivable                                              -               12,222
       Increase/(Decrease) in Liabilities:
           Drilling Advances                                                -               (2,594)
           Accrued Expenses                                             9,998               71,219
           Royalty Interest Payable                                         -                  588
           Accounts Payable                                             6,970               (4,118)
           Other                                                         (153)              (4,569)
                                                                -------------        -------------
Net Cash Used in Operating Activities                                  (5,281)             (55,157)

Cash Flows From Investing Activities:
       Cash surrendered in disposition of subsidiary                        -             (407,204)
                                                                -------------        -------------
Net Cash Used in Investing Activities                                       -             (407,204)

Cash Flows From Financing Activities:
       Sale of preferred stock                                              -               20,000
       Proceeds from note payable                                           -               (9,144)
       Shareholder loans                                                    -               23,687
                                                                -------------        -------------
Net Cash Provided by Financing Activities                                   -               34,543

Net Decrease in Cash                                                   (5,281)            (427,818)
                                                                -------------        -------------
Cash, Beginning of Period                                               5,291              437,747
                                                                -------------        -------------
Cash, End of Period                                             $          10        $       9,929
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

Organization and business
-------------------------

     Cambridge Energy Corporation (the Company) was incorporated in the state of Nevada on April 9, 1996. The Company is an independent oil and gas company engaged in the exploration and development of domestic oil and gas properties primarily in Louisiana and Texas. Through March 2000, the Company also manufactured certain wellhead control devices

Principles of consolidation
---------------------------

     The accompanying consolidated financial statements include the general accounts of the Company and its wholly owned subsidiary, A & W Petroleum LLC (Glass Mountain). All inter-company transactions and accounts have been eliminated in the consolidation and each subsidiary corporation has a fiscal year end of March 31.

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

     In liquidation, the holders of the various series of preferred stock are entitled to receive an amount equal to the stated value of the shares plus declared but unpaid dividends. As of September 30, 2002, the various series of preferred stock have a total liquidating preference superior to the common stock of approximately $7,678,429.



3.   COMMITMENTS AND CONTINGENCIES

Leases
------

     The Company's home office facilities are currently being provided without charge by a corporation owned by the Company's president. The fair rental value of the space provided is not material.

     At  September  30,  2002,   the  Company  was  not   obligated   under  any
noncancelable operating or capital lease agreements.

                           CAMBRIDGE ENERGY CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Litigation
----------

     During the year ended March 31, 2002, a claim was asserted and perfected in District Court in New Orleans, Louisiana in the amount of $288,400 for future production payments from property in Louisiana previously sold by the claimant to a subsidiary of the Company. The Company has claimed inadequate service and is asserting claims against the claimant under a separate agreement in the amount of $292,055. All of these matters remain pending. An additional claim was filed by the second mortgage holder on this property. The claim is against the Company and the principal (on guarantees) in the Eighteenth Judicial Circuit of Florida in the principal sum of $300,000. As of September 30, 2002, this claim remains pending.

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

     Various trade creditors have perfected claims from time to time from dealings in the ordinary course of business which have involved services to different projects undertaken by the company and which involved other partners or owners against which the Company had or may have a claim. The larger of these creditors include Moncla Well Service Inc. in the District Court in Lafayette, La. in the approximate amount of $164,000; and Proven Fuels Exploration in the District Court in Lafayette, Louisiana in the approximate amount of $84,000. The Company continued to do business with various claimants and believed that such claims were not material because of the size of the claim in relation to the assets of the Company at the time and because it believed that a continued course of dealing would settle these claims. In addition a claim by Charles Christie in the Circuit Court in Lake County, Florida in the amount of $25,000 arose during the quarter.

     Because of continued delays in agreed transactions by various investment bankers, the Company's assets have continued to decline to a point where it now considers these matters to be material in size.


4.   INCOME TAXES

     The Company uses the accrual method of accounting for tax reporting purposes. At September 30, 2002, the Company had net operating loss carryforwards of approximately $13 million for financial and tax reporting purposes which expire through the year 2022.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company is engaged in the business of exploration and development of oil and natural gas reserves through the acquisition and development of properties primarily with proven reserves. The Company's ability to grow shareholder value through growth of assets, earnings and cash flows is dependent on its ability to acquire and develop commercial quantities of oil and natural gas that can be produced and marketed at a profit.

     The Company's ability to accomplish this growth has been adversely affected by a significant reduction in the availability of investment capital, brought about by the significant declines in the economy over the last fiscal year. In spite of having significant acquisition opportunities over the fiscal year, the Company was not able to avail itself of sufficient funds to take advantage of the opportunities.

     Company management has continued to pursue the elements of its growth strategies including actively pursuing the acquisition of significant producing properties with development potential which can be exploited with lower cost and with lower risk than unproven prospects;

     While management has worked toward the successful completion of this plan, sufficient funds have not been obtained to complete it, and there can be no assurance that the intended results will be achieved or that funds will be available to accomplish the plan.

Results of Operations
---------------------

Three months ended September 30, 2002 compared to September 30, 2001.

     The Company recorded a net operating loss of $13,559 for the quarter down from $82,978 for the same period the previous year. Revenues decreased to $1,493 from $8,323 for the same period the preceding year. General and Administrative expenses decreased to $15,052 compared to $82,978 for the previous year.


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

     During the past fiscal year, the company retained the services of Merit Capital Inc. of New York to represent it in obtaining additional capital. The agreement with them expired without their raising the anticipated capital. The Company is now working with another firm as well as several consultants to assist it in raising capital for specific projects as well as additional funding for the Company. Although the Company still believes that this is a significant mechanism to raise capital, such funds have not been forthcoming and there is no assurance that any funds will be forthcoming from any of these sources.

     At the end of the last fiscal year, the Company purchased an interest in a geo thermal power firm, North American GeoPower, Inc. in exchange for shares of a subsidiary, Cambridge Power Corporation. Although there was no material impact on the Company's financial statements, a number of events in the power industry including the legislative mandate of alternative energy use and a general emphasis on alternative energy production, made this an opportunity for the Company to increase its shareholders' value. The Company has declared a stock dividend and is in the process of distributing these shares to its shareholders. The Company has delivered the dividend shares to the transfer agent for North American GeoPower, Inc. for distribution. In addition, an agreement with North American GeoPower, Inc. provides for the future payments to the Company in exchange for its participation. The Company has not yet received any funds and there is no assurance that any funds will be received from this agreement.

     During Fiscal Year 2002 the Company raised additional capital in the amount of $25,000 through private sale of equity. Based on acquisitions currently in negotiation, the Company expects to undertake the placement of a significant financial institution credit facility or other structured debt facility during the current fiscal year. This would provide additional funding for expansion to be consistent with the Company growth strategy. There have been delays in the past and there can be no assurance that such a facility will be forthcoming or that sufficient funds will be available to meet the requirements of the Company's growth strategy or operations.

Material Commitments for Capital Expenditures
---------------------------------------------

     The Company has made no additional material commitments during the quarter ended September 30, 2002. Each drilling and/or rework project is stand-alone and although the Company is in constant discussion with prospective working interest partners on each potential project, commitments for the actual drilling or rework and site preparation operations are generally not made for each project until the Company has received the funds from its working interest partners and the funds for its portion of the working interest are in place. The leases the Company holds are renewable annually unless "held by production". If the leased property has a producing well that is providing royalty payments to the leaseholders, then annual lease payments and renewals are not required. Cambridge Energy strives to accomplish the drilling or rework planned for each property within the year first leased. When that does not occur, management reviews the potential of each property when its leases come up for renewal and makes a decision whether or not to renew each lease in light of the Company's business planning at that time.

Item 3. CONTROLS AND PROCEDURES

a. Evaluation of Disclosure Controls and Procedures: Based upon the evaluation of disclosure controls and procedures as of November 19, 2002, the evaluation date, the Company's Chief Executive Officer indicates that controls and procedures of the Registrant designed to ensure that information required to be disclosed by it in this report filed pursuant to the Securities Exchange Act of 1934 as amended, are in place.

b. Changes in Internal Controls: In order to facilitate the control of information through the Company's Chief Executive Officer, its certifying officer under this Item, additional restrictions on changes to existing relationships, new relationships and flow of funds have been instituted as of the evaluation date.

                          PART II - OTHER INFORMATION



Item 1. Legal Proceedings Other Then Non-Material Matters Associated With the Ordinary Course of Business

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

     Also a claim was asserted and perfected against real estate of a Subsidiary of the Company, in District Court in Lafayette, Louisiana for obligations against the property which totaled $329,000. There remains a claim against the Company, its wellhead subsidiary and a principal (on guarantees) for additional interest, fees and costs. The Company has asserted a claim for $133,000 paid against these obligations and for losses related to the property in excess of $1 million. These claims remain pending. As of September 30, 2002, an additional claim was filed by the second mortgage holder on this property. The claim was against the Company and the principal (on guarantees) in the Eighteenth Judicial Circuit of Florida in the principal sum of $300,000. This claim is pending.

     Various trade creditors have perfected claims from time to time from dealings in the ordinary course of business which have involved services to different projects undertaken by the company and which involved other partners or owners against which the Company had or may have a claim. The larger of these creditors include Moncla Well Service Inc. in the District Court in Lafayette, La. in the approximate amount of $164,000; and Proven Fuels Exploration in the District Court in Lafayette, Louisiana in the approximate amount of $84,000. The Company continued to do business with various claimants and believed that such claims were not material because of the size of the claim in relation to the assets of the Company at the time and because it believed that a continued course of dealing would settle these claims. In addition a claim by Charles Christie in the Circuit Court in Lake County, Florida in the amount of $25,000 arose during the quarter.

     Because of continued delays in agreed transactions by various investment bankers, the Company's assets have continued to decline to a point where it now considers these matters to be material in size.



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

Item 4. Submission of Matters to a Vote of Security Holders            None

Item 5. Other Information                                              None

Item 6. Exhibits and Reports on Form 8-K

        Form 8-K was filed on August 19, 2002, Item 4. Changes in Registrant's Certifying Accountant




"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. These risks are described in the Company's Form 10-QSB for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cocoa, State of Florida, on November 22, 2002.


                                          CAMBRIDGE ENERGY CORPORATION

                                          by: /s/ Perry D. West
                                          --------------------------------------
                                          Perry D. West, Chief Executive Officer




                            CERTIFICATION PURSUANT TO
                  18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
             SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Perry Douglas West, certify that,

1. I have reviewed the quarterly report on Form 10QSB of Cambridge Energy Corporation;

2. Based upon my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based upon my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 22, 2002                             /s/ Perry D. West
                                                    ----------------------------
                                                    Perry D. West
                                                    Chief Executive Officer