Form 10QSB
period 2002-12-31
CAMBRIDGE ENERGY CORP
filed 2003-02-19
CIK 1041633

QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                                   FORM 10-QSB


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended December 31, 2002


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


            215 South Riverside Drive, Suite 12, Cocoa, Florida 32922
           ----------------------------------------------------------
                    (Address of principal executive offices)


Registrant's telephone number, including area code:   (321) 636-5804

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__ No _____

     The Registrant has 20,665,818 shares of common stock, par value $0.0001 per share issued and outstanding as of December 31, 2002.


     Transitional Small Business Disclosure Format

                            Yes  [  ]    No [X]

                          Cambridge Energy Corporation
                                and Subsidiaries




                               Table of Contents


PART I - FINANCIAL INFORMATION
                                                                       Page No.

Item 1. Cambridge Energy Corporation Financial Statements               2 - 10
        (Unaudited)

        Consolidated Balance Sheets as of December 31, 2002
           and March 31, 2002
        Consolidated Statements of Operations for
           the three months ended December 31, 2002 and 2001 Consolidated Statements of Operations for
           the nine months ended December 31, 2002 and 2001 Consolidated Statements of Cash Flows for
           the nine months ended December 31, 2002 and 2001 Notes to Financial Statements


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

PART 1 - FINANCIAL INFORMATION:


                                      CAMBRIDGE ENERGY CORPORATION
                                       CONSOLIDATED BALANCE SHEETS


                                                                       December 31, 2002     March 31, 2002
                                                                       ------------------     --------------
ASSETS
------
Current Assets:
         Cash                                                            $          37        $       5,291
         Accounts Receivable, Trade                                              5,290                5,290
         Prepaid Expenses                                                       25,987               25,987
                                                                         --------------       --------------
                  Total Current Assets                                          31,314               36,568
                                                                         --------------       --------------

Oil and Gas Properties
         Oil Interests, Proved Properties, Net                                  46,386              250,734
                                                                         --------------       --------------
                  Total Oil and Gas Properties                                  46,386              250,734
                                                                         --------------       --------------
                   Total Assets                                          $      77,700        $     287,302
                                                                         ==============       ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
Current liabilities:
         Accounts payable, trade                                         $   2,050,165        $  2,040,464
         Accrued expenses                                                      886,786             845,187
         Loans from stockholders                                               423,897             379,013
         Current portion of long-term debt                                     953,498             990,698
                                                                         --------------       -------------
                  Total current liabilities                                  4,314,346           4,255,362
                                                                         --------------       -------------

Stockholders' deficit:
         Preferred stock, $ .0001 par value,
             25,000,000 shares authorized, 2,572,341
             shares issued and outstanding                                   7,678,429           7,678,429
         Common stock, $ .0001 par value,
             50,000,000 shares authorized,
             20,665,818 shares issued and outstanding at
             December 31, 2002 and 18,208,173 at March 31, 2002                  2,066               1,821
         Paid in capital in excess of par                                    2,033,128           1,900,764
         Accumulated deficit                                              ( 13,412,616)       ( 13,011,421)
         Treasury stock                                                   (    537,653)       (    537,653)
                                                                         --------------       -------------
                  Total Stockholders' Deficit                             (  4,236,646)       (  3,968,060)
                                                                         --------------       -------------
                  Total Liabilities and Stockholders' Deficit            $      77,700        $(   287,302)
                                                                         ==============       =============




                   The accompanying notes are an integral part of the financial statements.

                                                         2


                                                 CAMBRIDGE ENERGY CORPORATION


                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  FOR THE THREE MONTHS ENDED
                                                  DECEMBER 31, 2002 and 2001




                                                                               2002                  2001
                                                                               ----                  ----
Revenues:

         Oil and gas sales, net of royalties                             $           -         $      1,098
                                                                         --------------        --------------
Operating expenses:

         Production costs                                                          493               ( 9,576)
         General and administrative                                              6,218               (87,811)
         Depreciation                                                                -                 9,998
                                                                         --------------        --------------
                                                                                 6,711              ( 87,389)
                                                                         --------------        --------------
Operating (loss) income                                                       (  6,711)               88,487

Interest expense                                                                36,800                10,568
                                                                         --------------        --------------
Net (loss) income before taxes                                                ( 43,511)               77,919

Provision for income taxes                                                           -                     -
                                                                         --------------        --------------
                                                                              ( 43,511)               77,919

Loss on abandoned of assets                                                  (203,391)                    -
                                                                         --------------        --------------
        Net (Loss) Income                                                $    (246,408)        $      77,919
                                                                         ==============        ==============


Weighted average number of common shares
outstanding:                                                                20,665,818            21,232,578

Net (loss) income per common share:
   Basic & Diluted                                                       $       (0.01)        $         NIL
                                                                         ==============        ==============










                      The accompanying notes are an integral part of the financial statements.



                                                 CAMBRIDGE ENERGY CORPORATION


                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 FOR THE NINE MONTHS ENDED
                                                 DECEMBER 31, 2002 and 2001




                                                                               2002                  2001
                                                                               ----                  ----
Revenues:

         Oil and gas sales, net of royalties                            $        1,493        $       15,896
                                                                         --------------        --------------
                                                                                 1,493                15,896
                                                                         --------------        --------------
Operating expenses:

         Production costs                                                        1,368                78,403
         General and administrative                                            157,651                66,228
         Depletion                                                                   -                21,275
         Depreciation                                                              958                29,994
                                                                         --------------        --------------
                                                                               159,977               195,900
                                                                         --------------        --------------
Operating loss                                                                (158,484)             (180,004)

Interest expense                                                                39,320                60,114

Loss on disposition of asset                                                   203,391             1,944,741
                                                                         --------------        --------------
Net loss before taxes                                                         (401,195)           (2,184,859)

Provision for taxes                                                                  -                     -
                                                                         --------------        --------------

Net loss                                                                 $    (401,195)        $  (2,184,859)
                                                                         ==============        ==============




Weighted average number of common shares
outstanding:                                                                20,212,472            21,232,578

Net loss per common share:
   Basic & Diluted                                                       $      (0.02)         $      (0.10)
                                                                         ==============        =============




                           The accompanying notes are an integral part of the financial statements.




                                      CAMBRIDGE ENERGY CORPORATION


                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        FOR THE NINE MONTHS ENDED
                                        DECEMBER 31, 2002 AND 2001


                                                                     2002                 2001
                                                                -------------        -------------
Cash Flows From Operating Activities:

       Net Loss                                                 $    (401,195)       $  (2,184,859)
       Depletion                                                            -               21,275
       Depreciation                                                       958               29,994
       Loss on abandonment of lease                                   203,391                    -
       Loss on disposition of subsidiary (IEP)                              -            1,944,741
       Stock issued for services                                      132,609                    -
       (Increase)/Decrease in Assets:
           Accounts Receivable                                              -               12,222
           Inventory                                                        -              191,631
           Prepaid expenses                                                 -               19,507
       Increase/(Decrease) in Liabilities:
           Drilling Advances                                                -              214,437
           Accrued Expenses                                            41,600             (210,624)
           Royalty Interest Payable                                         -                  801
           Accounts Payable                                             9,701              (20,157)
           Other                                                            -              (68,810)
                                                                -------------        -------------
Net Cash Used in Operating Activities                                 (12,936)              49,842

Cash Flows From Investing Activities:
       Cash surrendered in disposition of subsidiary                        -             (407,204)
       Loss on disposition of asset                                         -              (19,141)
                                                                -------------        -------------
Net Cash Used in Investing Activities                                       -             (426,345)

Cash Flows From Financing Activities:
       Sale of preferred stock                                              -               20,000
       Proceeds from note payable                                     (37,200)              42,709
       Shareholder loans                                               44,883               62,750
       Repayments of notes payable                                                         (75,009)
                                                                -------------        -------------
Net Cash Provided by Financing Activities                               7,683               50,450

Net Decrease in Cash                                                   (5,253)            (425,737)
                                                                -------------        -------------
Cash, Beginning of Period                                               5,291              437,747
                                                                -------------        -------------
Cash, End of Period                                             $          37        $      12,010
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

Organization and business
-------------------------

     Cambridge Energy Corporation (the Company) was incorporated in the state of Nevada on April 9, 1996. The Company is an independent oil and gas company engaged in the exploration and development of domestic oil and gas properties primarily in Louisiana and Texas. Through March 2000, the Company also manufactured certain wellhead control devices.

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

     The Board of Directors of the Company has passed a resolution preventing further conversion or transfer of the Series AA Preferred Stock and has authorized the review of the underlying transaction to determine whether the Company will proceed with legal action regarding these shares.

     In liquidation, the holders of the various series of preferred stock are entitled to receive an amount equal to the stated value of the shares plus declared but unpaid dividends. As of December 31, 2002, the various series of preferred stock have a total liquidating preference superior to the common stock of approximately $7,678,429.



3.   COMMITMENTS AND CONTINGENCIES

Leases
------

     The Company's home office facilities are shared facilities and are currently being provided without charge by a corporation owned by the Company's president. The fair rental value of the space provided is not material.

     At December 31, 2002, the Company was not obligated under any noncancelable operating or capital lease agreements.

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

     Various trade creditors have perfected claims from time to time from dealings in the ordinary course of business which have involved services to different projects undertaken by the company and which involved other partners or owners against which the Company had or may have a claim. The larger of these creditors include Moncla Well Service Inc. in the District Court in Lafayette, La. in the approximate amount of $164,000; and Proven Fuels Exploration in the District Court in Lafayette, Louisiana in the approximate amount of $84,000. The Company continued to do business with various claimants and believed that such claims were not material because of the size of the claim in relation to the assets of the Company at the time and because it believed that a continued course of dealing would settle these claims. In addition a claim by Charles Christie in the Circuit Court in Lake County, Florida in the amount of $25,000 arose during this fiscal year.

     Because of continued delays in agreed transactions by various investment bankers, the Company's assets have continued to decline to a point where it now considers these matters to be material in size.


4.   INCOME TAXES

     The Company uses the accrual method of accounting for tax reporting purposes. At December 31, 2002, the Company had net operating loss carryforwards of approximately $13 million for financial and tax reporting purposes which expire through the year 2022.

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

Results of Operations
---------------------

Three months ended December 31, 2002 compared to December 31, 2001.

     The Company recorded a net operating loss of $246,408 for the quarter compared to a net operating gain of $77,919 for the same period the previous year. Revenues decreased to $0 from $1,098 for the same period the preceding year. General and Administrative expenses increased to $6,218 compared to $(87,811) for the previous year.


Nine Months Ended December 31, 2002 compared to December 31, 2001.

     The company recorded a net operating loss of $401,195 for the Nine Month Period Ended December 31, 2002 compared to a loss for the same period in 2001 of $2,184,859. The loss for this period in 2001 included a loss on the disposition of a previous subsidiary in the amount of $1,944,741. The loss for the Nine Month Period Ended December 31, 2001 included a loss of $203,391 on the abandoned of its Glass Mountain property. Although the lease on this oil and gas property has expired, the Company has been negotiating with the owner and is still considering the renewal of the lease on this property as of the date of this report. General and Administration expenses increased $91,423 from $66,228 to $157,651, the increase would have been higher by $43,500 but for the reversal of salary paid to Mr. Jon Bates. The net loss per share for the period declined to $.02 from $.10 for the same period the previous year.



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

     At the end of the last fiscal year, the Company purchased an interest in a geo thermal power firm, North American GeoPower, Inc. in exchange for shares of a subsidiary, Cambridge Power Corporation. Although there was no material impact on the Company's financial statements, a number of events in the power industry including the legislative mandate of alternative energy use and a general emphasis on alternative energy production, made this an opportunity for the Company to increase its shareholders' value. During the current quarter, the Company distributed shares of North American GeoPower, Inc. to its shareholders in a form of a stock dividend on the basis on one shares of North American GeoPower, Inc. for each 15 shares of the Company's stock. In addition, an agreement with North American GeoPower, Inc. provides for the future payments to the Company in exchange for its participation. The Company has not yet received any funds and there is no assurance that any funds will be received from this agreement.

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


Material Commitments for Capital Expenditures
---------------------------------------------

     The Company has made no additional material commitments during the quarter ended December 31, 2002. Each drilling and/or rework project is stand-alone and although the Company is in constant discussion with prospective working interest partners on each potential project, commitments for the actual drilling or rework and site preparation operations are generally not made for each project until the Company has received the funds from its working interest partners and the funds for its portion of the working interest is in place. The leases the Company holds are renewable annually unless "held by production". If the leased property has a producing well that is providing royalty payments to the leaseholders, then annual lease payments and renewals are not required. Cambridge Energy strives to accomplish the drilling or rework planned for each property within the year first leased. When that does not occur, management reviews the potential of each property when its leases come up for renewal and makes a decision whether or not to renew each lease in light of the Company's business planning at that time.


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

     Various trade creditors have perfected claims from time to time from dealings in the ordinary course of business which have involved services to different projects undertaken by the company and which involved other partners or owners against which the Company had or may have a claim. The larger of these creditors include Moncla Well Service Inc. in the District Court in Lafayette, La. in the approximate amount of $164,000; and Proven Fuels Exploration in the District Court in Lafayette, Louisiana in the approximate amount of $84,000. The Company continued to do business with various claimants and believed that such claims were not material because of the size of the claim in relation to the assets of the Company at the time and because it believed that a continued course of dealing would settle these claims. In addition a claim by Charles Christie in the Circuit Court in Lake County, Florida in the amount of $25,000 arose during the fiscal period.

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

Item 3. Defaults upon Senior Securities                                None

Item 4. Submission of Matters to a Vote of Security Holders            None

Item 5. Other Information                                              None

Item 6. Exhibits and Reports on Form 8-K                               None





"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 Statements contained in this document which are not historical fact are forward-looking statements based upon management's current expectations that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. These risks are described in the Company's Form 10-QSB for the quarter ended December 31, 2002 filed with the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cocoa, State of Florida, on February 19, 2003.


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

Date: February 19, 2003                             /s/ Perry D. West
                                                    ----------------------------
                                                    Perry D. West
                                                    Chief Executive Officer