Form 10KSB
period 2003-03-31
CAMBRIDGE ENERGY CORP
filed 2003-08-18
CIK 1041633

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB



(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended March 31, 2003


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's estimate revenues for its recent fiscal year. $1,493

     State The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and ask price of such common equity, as of August 15, 2003: $190,734.

     As of March 31, 2003 there were outstanding 20,665,818 shares of Cambridge Energy Corporation's common stock, par value $.0001 per share.

                          CAMBRIDGE ENERGY CORPORATION
                     Form 10-KSB Report for the Fiscal Year
                              Ended March 31, 2003

                                TABLE OF CONTENTS


                                                                         Page



                                     PART I

Item 1. Business .......................................................  3

Item 2. Properties .....................................................  8

Item 3. Legal Proceedings ..............................................  8

Item 4. Submission of Matters to a Vote of Security Holders ............  8



                                     PART II

Item 5. Market for Registrant's Common Stock and
          Related Stockholder Matters ..................................  9

Item 6. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ..........................  9

Item 7. Selected Financial Data ........................................  12

Item 8. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure ..........................  27



                                    PART III

Item 9.  Directors and Executive Officers of the Registrant ............  27

Item 10. Executive Compensation ........................................  28

Item 11. Security Ownership of Certain Beneficial
          Owners and Management ........................................  30

Item 12. Certain Relationships and Related Transactions ................  30



                                     PART IV

Item 13. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K ..........................................  31

SIGNATURE ..............................................................  32

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

                                     PART I

Item 1.  Business

     (a) General Development of Business

     CAMBRIDGE ENERGY CORPORATION, (the Company) was incorporated under the laws of the State of Nevada on April 9, 1996. At inception the Company's Articles of Incorporation Authorized 2,000,000 Common Shares at $.001 Par Value, and 100,000 Preferred Shares at $.001 Par Value. In June 1997, the Board of Directors approved an amendment to the Company's Articles of Incorporation increasing the authorized Common Shares of the Company from 2,000,000 to 50,000,000, and increasing the number of authorized Preferred Shares from 100,000 to 25,000,000. At that time the Board also changed the Par Value of each class of stock from $.001 to $.0001 per share. The amended Articles were filed with the State of Nevada on July 7, 1997. The Company then undertook a Private Placement of 1,935,000 of its Common Shares to raise capital for the execution of its business plan. In November 1997, the Company began trading its Common Shares on the OTC Bulletin Board under symbol CNGG.

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


Operations
-----------

     The Company expects that it will continue to engage in both development and exploratory drilling operations. Such activities have been limited during the fiscal year. The Company intends to pursue a diversified inventory of exploratory and development prospects. The current prospect portfolio includes low to medium risk development and exploratory prospects, as well as higher risk exploratory prospects with greater potential. The objective of the Company's near-term strategy is maximization of the value of its existing prospect inventory while reducing its cost and risk exposure. Direct participation may increase as corporate cash flows and capital resources increase. Drilling prospects may result from the evaluation of acquisitions. Drilling activities, whether exploratory or developmental, are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that any new wells will be drilled by the Company or if drilled, will return all or any portion of the related investment. The cost of drilling, completing and operating wells is often uncertain and cost overruns can occur. If undertaken, the Company's drilling operations might be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company's control. These factors include financial resources of the Company or its partners, commodity prices, land and title issues, mechanical problems, weather conditions and compliance with governmental requirements. Unsuccessful drilling activities may have a material adverse effect on the Company.

     The Company had previously acquired an interest in a small field with one shut in well in St. John the Baptist Parish Louisiana. This interest was acquired in exchange for a portion of the future production from the well. When development funds for this well were not forthcoming the Company released the leases on the property. The sellers asserted and perfected a claim for future production in the amount of $288,000. The company is asserting a set off for monies it claims are due under a separate operating agreement. In addition, the Company has incurred costs on this property for equipment and environmental clean up in the amount of $1,055,376. It has made a claim to the National Pollution Funds Center for reimbursement of certain of these expenses. All of these claims remain pending. During the present fiscal year, the second mortgage holder began litigation related to his claim for $300,000.

     The company discontinued its limited wellhead services operations under its subsidiary Triton Wellhead in 1999 During the previous year, the property was sold to liquidate certain debt secured by the facility in the amount of $325,000 There is an additional $443,000 in indebtedness associated with the property which is now due. The Company has asserted a setoff claim in the amount of $143,000 against this amount as well as asserting a claim to recover the amount of $1,100,000. All of these claims except for the first are still pending.

     During the fiscal year, the Company continued to suffer from deficiencies in working and investment capital, resulting primarily from the non-performance of various investment banking firms which the Company has retained. The Company has cancelled certain of these investment banking agreements and is attempting to recover some of the fees paid.

     The Company's future performance depends upon its ability to acquire and develop additional oil and gas reserves that are economically recoverable and to acquire capital therefore. To the extent that capital becomes available to the company it intends to continue its acquisition, development and drilling activities. The Company continues its review of various prospects and acquisitions and expects during the coming year to close additional acquisitions and drill or participate in additional wells, however no assurances can be given that the Company will be successful or will have sufficient cash flow or sources of external capital to acquire, develop or discover additional reserves at an economical cost. Without successful acquisition, development and exploration activities, and capital the Company's reserves and operations will decline.

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

Joint Operations With Others; Non-Operator Status
-------------------------------------------------

     The Company may elect to own less than 100% of the working interest in some of oil and gas properties. Operations on such properties are likely to be conducted jointly with other working interest owners. Joint operating arrangements are customary in the oil and gas industry and are generally conducted pursuant to a joint operating agreement, whereby a single working interest owner is designated the operator. At present, the Company is the operator of the majority of its oil and gas properties. The Company is also a non-operating working interest owner in other wells. For properties where the Company owns less than 50% of the working interest, drilling and operating decisions may not be entirely within the

Company's control. If the Company disagrees with the decision of a majority of working interest owners, it may be required, among other things, to postpone the proposed activity, relinquish or farm-out its interest or decline to participate. If the Company declines to participate, it might be forced to relinquish its interest or may be subject to certain non-consent penalties, as provided in the applicable operating agreement. Such penalties typically allow participating working interest owners to recover from the proceeds of production, if any, an amount equal to 200%-500% of the non-participating working interest owner's share of the cost of such operations.

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

Oil and Gas Operations (see also Management Discussion and Analysis)
--------------------------------------------------------------------

     The Company conducted no oil and gas operations during the year.


Employees, Consultants and Contractors
--------------------------------------

     The Company currently has no full-time employees. The engineering and geology for the Company's projects is performed by consulting firms, and the actual drilling, rework and other field operations performed on a project basis by contractors who bid for the work, the most cost-effective manner of operation, as the range of expertise and services required varies by project and time duration.

     In the past the Company has employed G & A International, Inc., a petroleum engineering firm in Lafayette, Louisiana, to perform all of the Company's engineering analysis and project design, drilling and rework supervision. A portion of the engineering and geological analyses are reimbursed on a project basis pro rata by the working interest partners participating in each project. There are no current project in place.


Item 2. Description of Properties

     The company has no property.


Item 3.  Legal Proceedings

     At March 31, 2003, the Company was a party to the legal proceedings set out below. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company.

     During the fiscal year 2002, Mineral Ventures, Inc. asserted and perfected a claim in District Court in New Orleans, Louisiana in the amount of $288,400 for future production payments from property in St. John the Baptist Parish, Louisiana previously sold by Mineral Ventures, Inc. to a subsidiary of the Company, Cambridge Offshore LLC. The Company has claimed inadequate service with regard to this claim and is asserting claims against Mineral Ventures Inc. in a separate claim under a separate agreement in the amount of $292,055. These matters remain pending.

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

     During the fiscal year, Larry Hopfinspirger initiated a claim on an outstanding promissory note in the amount of $300,000 secured by property of a subsidiary and a principal, against the Company and the principal on a guarantee in the Circuit Court of Brevard County, Florida. The Company has asserted a defense of usury and liquidation of collateral in a commercially unreasonable manner. This matter remains pending.

     During the fiscal year, Larry Adams initiated a claim on an outstanding promissory note in the amount of $15,000 secured by shares of the company and a principal, against the Company and the principal on a guarantee in the Circuit Court of Broward County, Florida. The Company has asserted claims of breach of contract against Mr. Adams and a partner and further asserted a defense of usury. This matter remains pending.

     During the fiscal year Mr. Charles Christie perfected a claim on a promissory note against the Company in the amount of $22,000 plus interest in Lake County Circuit Court. This amount remains outstanding.

     Moncla Drilling, Inc. had previously perfected a claim against the Company in the approximate amount of $168,000 in the State of Louisiana. In addition claims have been perfected in the State of Louisiana by Proven Fuels, Inc. and by Hibernia Bank N.A.. The Company did not appear in any of these proceedings. There may be other claims such as vendor claims which remain pending but which, prior to 2002, the company considered to be non material amounts, the status of which the company is unaware.

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



Item 4.  Submission of Matters to a Vote of Security Holders

     None

                                     PART II


Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

     (a) Market Information

     The Company's common stock is listed on the OTC Bulletin Board of the NASD, and began trading on November 24, 1997. The high and low bid prices at quarter ending through March 31, 2003, are as follows:

Quarter Ending:
                                              Bid
                                     High               Low
                                    -----              -----
June 30, 2001                        $0.16             $0.15
September 30, 2001                   $0.05             $0.05
December 31, 2001                    $0.03             $0.03
March 31, 2002                       $0.05             $0.05
June 30, 2002                        $0.09             $0.06
September 30, 2002                   $0.04             $0.01
December 31, 2002                    $0.03             $0.01
March 31, 2003                       $0.02             $0.01


     These bid prices were  obtained from OTCBB and do not  necessarily  reflect
actual   transactions,   retail   mark-ups,   mark-downs  or  commissions.   The
transactions include inter-dealer transactions.

     (b) Holders

     As of March 31, 2003, the number of holders of the Company's common shares was 175.

     (c) Dividends

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

     The Company's ability to accomplish this growth has been adversely affected by a significant reduction in the availability of investment capital, brought about by the significant declines in the economy over the past three fiscal years. In spite of having significant acquisition opportunities over the fiscal year, the Company was not able to avail itself of sufficient funds to complete any of the opportunities.

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

Results of Operations
---------------------

Twelve months ended March 31,2003 compared to twelve months ended March 31,2002.

     The Company recorded a net loss of $491,095 for the year ended March 31, 2003 down from $8,680,542 for the year ended March 31, 2002. Revenues decreased to $1,493 compared to $17,270 the previous year due to the loss of the Company's international production. General and Administrative expenses decreased to $148,994 compared to $578,850 for the previous year.


Liquidity
---------

     The Company expects to finance its future acquisition, development and exploration activities through various means of corporate and project finance and through the issuance of additional securities. In addition, the Company expects to continue to subsidize drilling activities through the sale of participation to industry partners on a promoted basis, whereby the Company's working interests in reserves and production are greater than its proportionate share capital costs. Although the Company still believes that there are significant mechanisms to raise capital, there is no assurance that any funds will be forthcoming from any of these sources.

     At the end of the previous fiscal year, the Company purchased an interest in a geo thermal power firm, North American GeoPower, Inc. in exchange for shares of a subsidiary, Cambridge Power Corporation. Although there was no material impact on the Company's financial statements, a number of events in the power industry including the legislative mandate of alternative energy use and a general emphasis on alternative energy production, made this an opportunity for the Company to increase its shareholders value. The Company has declared a stock dividend and distributed these shares to its shareholders. In addition, an agreement with North American GeoPower, Inc. provides for the future payment of up to $504,000 to the Company in exchange for its participation. The Company has not yet received any funds and there is no assurance that any funds will be received from this agreement.

     During Fiscal Year 2003 the Company raised additional capital in the amount of $25,000 through loans from shareholders. There have been delays in the past in raising equity capital and there can be no assurance that such a facility will be forthcoming or that sufficient funds will be available to meet the requirements of the Company's growth strategy.

Material Commitments for Capital Expenditures
---------------------------------------------

     The Company has made no additional material commitments during the fiscal year ended March 31, 2003. Each drilling and/or rework project is stand-alone and although the Company is in discussion with prospective working interest partners on each potential project, commitments for the actual drilling or rework and site preparation operations are generally not made for each project until the Company has received the funds from its working interest partners and the funds for its portion of the working interest are in place. Cambridge Energy strives to accomplish the drilling or rework planned for each property within the year first leased. When that does not occur, management reviews the potential of each property as its leases which have come up for renewal and makes a decision whether or not to renew each lease in light of the Company's business planning at that time. During fiscal year 2003, the Company had $957 in lease depreciation expenditures.

Item 7.  Selected Financial Data.

                                MICHAEL F. CRONIN
                           Certified Public Accountant
                             1574 Eagle Nest Circle
                          Winter Springs, Florida 32708
                                 (407) 977-9057


                          REPORT OF INDEPENDENT AUDITOR


Board of Directors and Stockholders
Cambridge Energy Corporation and subsidiaries
Cocoa, Florida

I have audited the accompanying consolidated balance sheets of Cambridge Energy Corporation and subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cambridge Energy Corporation and subsidiaries at March 31, 2003 and 2002, and the consolidated results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company suffered net losses of $491,095 and $8,169,879 for the years ended March 31, 2003 and 2002, respectively. At March 31, 2003, the Company has a working capital deficit and stockholders' deficit of $4,326,546. These matters coupled with a lack of assets raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 9. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



/s/ Michael F Cronin
--------------------
Michael F. Cronin
Certified Public Accountant
Winter Springs, Florida
August 11, 2003

                                          CAMBRIDGE ENERGY CORPORATION
                                                 AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS
                                             MARCH 31, 2003 AND 2002


                                                      Assets
                                                      ------
                                                                               2003                  2002
                                                                               ----                  ----
Current assets:

         Cash                                                            $           -         $       5,291
         Accounts receivable, trade                                                  -                 5,290
         Prepaid expenses                                                            -                25,987
                                                                         -------------         -------------
                  Total current assets                                               -                36,568
                                                                         -------------         -------------

         Oil and gas interests, proved properties, net                               -               250,734
                                                                         -------------         -------------
                  Total Assets                                           $           -         $     287,302
                                                                         =============         =============


                                         Liabilities and Stockholders' Deficit
                                         -------------------------------------


                                                                                2003                 2002
                                                                                ----                 ----
Current liabilities:

         Accounts payable, trade                                          $  2,050,165          $  2,040,464
         Accrued expenses                                                      898,986               845,187
         Loans from stockholders                                               423,897               379,013
         Notes payable                                                         953,498               990,698
                                                                          ------------          ------------
                  Total current liabilities                                  4,326,546             4,255,362
                                                                          ------------          ------------

Stockholders' equity:

         Preferred stock, $ .0001 par value,
             25,000,000 shares authorized, 2,572,341
             and 2,572,341 shares issued and outstanding
             respectively                                                    7,678,429            7,678,428
         Common stock, $ .0001 par value,
             50,000,000 shares authorized,
             20,665,818 and 18,208,173 shares
             issued and outstanding, respectively                                2,066                 1,821
         Paid in capital in excess of par                                    2,033,128             1,900,764
         Accumulated deficit                                              ( 13,502,516)         ( 13,011,421)
         Treasury stock                                                   (    537,653)         (    537,653)
                                                                         -------------          ------------
                  Total Stockholders' Deficit                             (  4,326,546)         (  3,968,060)

                                                                         -------------          ------------
                  Total Liabilities and Stockholders' Deficit            $           -         $     287,302
                                                                         =============          ============








                          The accompanying notes are an integral part of the financial statements.

                                                            13

                                               CAMBRIDGE ENERGY CORPORATION
                                                     AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE YEARS ENDED MARCH 31, 2003 AND MARCH 31, 2002


                                                                               2003                  2002
                                                                               ----                  ----
Revenues:
         Oil and gas sales, net of royalties                             $       1,493         $      16,010
         Lease operating and other income                                            -                 1,260
                                                                         -------------         -------------
                                                                                 1,493                17,270
                                                                         -------------         -------------
Operating expenses:
         Production costs                                                        1,368               766,772
         General and administrative                                            188,966               578,850
         Depletion                                                                   -                21,275
         Depreciation                                                              957                29,994
                                                                         -------------         -------------
                                                                               191,292             1,396,891
                                                                         -------------         -------------
Operating loss                                                            (    189,799)         (  1,379,621)

Interest expense                                                          (     51,520)         (     60,114)

Loss on disposal of assets                                                (    249,776)         (  6,790,257)
                                                                         -------------         -------------
Net loss before taxes                                                     (    491,095)         (  8,229,992)

Provision for income taxes                                                           -                     -
                                                                         -------------         -------------
Net loss                                                                 $(    491,095)        $(  8,229,992)

Preferred stock dividends                                                            -        $(     30,550)
                                                                         -------------         -------------

Net loss attributable to common stockholders                             $(    491,095)        $(  8,260,542)
                                                                         =============         =============



Weighted average number of common shares
outstanding:                                                                20,325,809            19,481,161
                                                                         =============         =============

Net loss per common share:
         Basic & Diluted                                                 $      ( 0.02)        $     ( 0.42)
                                                                         =============         =============








                      The accompanying notes are an integral part of the financial statements.


                                                        14

                                                       CAMBRIDGE ENERGY CORPORATION
                                                             AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                FOR THE YEARS ENDED MARCH 31, 2003 AND 2002




                           Preferred Stock       Common Stock       Add'l Paid-  Accumulated        Treasury Stock
                           Shares    Amount     Shares     Amount   In Capital    Deficit         Shares       Amount        Total
                          --------  --------  ----------  -------  ----------   ------------    ---------   ----------  ------------

Balance at 3/31/01        159,500   $479,906  18,142,382  $ 1,814  $8,854,230   $(4,750,879)      89,582    $( 35,833)  $ 4,549,238

Issuance of common stock
  for cash                                        10,000        1       4,999                                                 5,000
Issuance of common stock
  for services                                 2,602,481      260      78,909                                                79,169
Issuance of common stock
  for payment of accounts
  payable                                        286,600       29      39,443                                                39,472
Issuance of common stock
  for repayment of loan                          266,710       27      53,315                                                53,342
Issuance of preferred
  stock for cash           20,000     20,000                                                                                 20,000
Reacquired shares on
  disposal of Crowley                         (3,100,000)    (310)   (155,000)                                             (155,310)
Reacquired shares held
  in treasury-Intermega                                                                          1,950,339   (501,820)     (501,820)
Issuance of AA preferred
  stock for Glass
  Mountain acquisition  2,392,841  7,178,523                       (6,975,132)                                              203,391
Dividends on preferred
  stock                                                                             (30,550)                                (30,550)
Net loss                                                                         (8,229,992)                             (8,229,992)
                        --------- ----------  ----------  -------  ----------   ------------    ----------- ----------  ------------
Balance at 3/31/02      2,572,341 $7,678,429  18,208,173  $1,821    1,900,764   (13,011,421)     2,039,921  $(537,653)  $(3,968,060)

Issuance of common stock
  for services                                 2,457,645     245      132,364                                               132,609
Net loss                                                                          (491,095)                                (491,095)
                        --------- ----------  ----------  -------  ----------   ------------    ----------- ----------  ------------
Balance at 3/31/03      2,572,341 $7,678,429  20,665,818  $2,066    2,033,128   (13,502,516)     2,039,921  $(537,653)  $(4,326,546)









                                The accompanying notes are an integral part of the financial statements.

                                                                15

                                           CAMBRIDGE ENERGY CORPORATION
                                                 AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED MARCH 31, 2003 AND MARCH 31, 2002



                                                                              2003                   2002
                                                                              ----                   ----

Cash Flows From Operating Activities:


         Net loss                                                       $   (491,095)           $ (8,229,992)
         Loss on disposal of assets                                          249,776               6,790,257
         Depreciation and depletion                                              958                  51,269
         Bad debt expense                                                      5,290                       -
         Common stock issued for services                                    132,609                       -
         Cash surrendered upon disposal of subsidiary                              -              (  407,204)
         Write down of prepaid expenses                                       25,987                 121,654
         (Increase) decrease in accounts receivable, trade                         -                     258
         (Increase) decrease in prepaid expenses                                   -                 119,370
         Increase (decrease) in accounts payable, trade                        9,701               1,173,346
         Increase (decrease) in accrued expenses                              53,799                       -
                                                                        -------------           -------------
            Net cash used in operating activities                      $     (12,975)           $(   381,042)

Cash Flows From Financing Activities:

         Advances from stockholders                                           44,884                       -
         Dividends paid                                                            -             (    30,550)
         Proceeds from sale of common stock                                        -                   5,000
         Proceeds from sale of preferred stock                                     -                  20,000
         Payments on long-term debt                                          (37,200)            (    45,864)
                                                                        -------------           -------------
            Net cash used in financing activities                              7,684            $(    51,414)

            Net increase in cash                                              (5,291)            (   432,456)

            Cash, beginning of period                                          5,291                 437,747
                                                                        -------------           -------------
            Cash, end of period                                        $           -            $      5,291
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



                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business
-------------------------

     Cambridge Energy Corporation (the Company) was incorporated in the state of Nevada on April 9, 1996. The Company is an independent oil and gas company engaged in the exploration and development of domestic oil and gas properties. It had previously owned oil and gas properties in Louisiana, Texas and Indonesia. Through March 2000, the Company also manufactured certain wellhead control devices. As of March 31, 2003, the Company had no active operations.


Principles of consolidation
---------------------------

     The accompanying consolidated financial statements include the general accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and accounts have been eliminated in the consolidation and each subsidiary corporation has a fiscal year end of March 31.


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

Property and equipment
----------------------

     Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is being provided by accelerated methods for financial and tax reporting purposes over estimated useful lives of five to seven years.


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

     As indicated in "Recent Accounting Pronouncements", below, the company will adopt Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 is effective for fiscal years beginning after December 15, 2001.

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Net loss per share
------------------

Basic loss per share amounts are computed by dividing the net loss plus preferred stock dividends by the weighted average number of common shares outstanding.

     For the years ended March 31, 2003 and 2002, basic loss per share amounts are based on 20,325,809 and 19,481,161 weighted average shares of common stock outstanding, respectively.


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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF Issue No. 94-3 will continue to apply for exit plans initiated prior to the adoption of SFAS No. 146.

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    DISPOSITION  OF ASSETS

During the year ended March 31, 2003, the Company disposed of the following assets resulting in a loss on disposition of $249,776.

     A.  Glass Mountain

The Company was unable to meet certain lease requirements on Texas oil and gas properties known as the "Glass Mountain Acquisition" and consequently chose to abandon its interest and write-off the entire carrying value of $203,391. The terms of the original acquisition are detailed below in Note 3-Preferred Stock.

     B.   Other Oil and Gas Assets

The Company chose not to renew certain leases and was unable to meet certain production requirements and consequently all of its remaining assets were charged-off resulting in a miscellaneous loss on disposition of $46,385.


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

3.   PREFERRED STOCK

     To date the Company has issued 20,000 shares of Series B Preferred Stock for $20,000 cash at $1.00 per share. The Company also issued 2,392,841 shares of Series AA Preferred Stock for the acquisition of certain Texas oil and gas properties referred to as the Glass Mountains acquisition. The Series AA Preferred Stock was issued at a stated value of $3.00 per share or a total of $7,178,523 and has a liquidation preference of $7,178,523 which is pari passu with the other outstanding issues of preferred stock but superior to the common stock. The Series AA Preferred Stock is convertible into the Company's common stock at $3.00 per share (1 share of common for 1 share of Series AA Preferred Stock) for a total of 2,392,841 shares of common stock. The asset acquired in exchange for the Series AA Preferred Stock was recorded on the Company's balance sheet at the market value at the date of acquisition ($0.085 per share) of the common stock into which the Series AA Preferred is convertible, for a carrying value of $203,391 and the excess of the liquidation value over the carrying value, $6,975,132, was charged to paid in capital in excess of par.

     In liquidation, the holders of the various series of preferred stock are entitled to receive an amount equal to the stated value of the shares plus declared but unpaid dividends. As of March 31, 2003, the various series of preferred stock have a total liquidating preference superior to the common stock of $7,678,429.

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

     At March 31, 2003, the Company was not obligated under any noncancelable operating or capital lease agreements.


Litigation
----------

     At March 31, 2003, the Company was a party to the legal proceedings set out below. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company.

     During the fiscal year 2002, Mineral Ventures, Inc. asserted and perfected a claim in District Court in New Orleans, Louisiana in the amount of $288,400 for future production payments from property in St. John the Baptist Parish, Louisiana previously sold by Mineral Ventures, Inc. to a subsidiary of the Company, Cambridge Offshore LLC. The Company has claimed inadequate service with regard to this claim and is asserting claims against Mineral Ventures Inc. in a separate claim under a separate agreement in the amount of $292,055. These matters remain pending.

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

     During the fiscal year, Larry Hopfinspirger initiated a claim on an outstanding promissory note in the amount of $300,000 secured by property of a subsidiary and a principal, against the Company and the principal on a guarantee in the Circuit Court of Brevard County, Florida. The Company has asserted a defense of usury and liquidation of collateral in a commercially unreasonable manner. This matter remains pending.

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     During the fiscal year, Larry Adams initiated a claim on an outstanding promissory note in the amount of $15,000 secured by shares of the company and a principal, against the Company and the principal on a guarantee in the Circuit Court of Broward County, Florida. The Company has asserted claims of breach of contract against Mr. Adams and a partner and further asserted a defense of usury. This matter remains pending.

     During the fiscal year Mr. Charles Christie perfected a claim on a promissory note against the Company in the amount of $22,000 plus interest in Lake County Circuit Court. This amount remains outstanding.

     Moncla Drilling, Inc. had previously perfected a claim against the Company in the approximate amount of $168,000 in the State of Louisiana. In addition claims have been perfected in the State of Louisiana by Proven Fuels, Inc. and by Hibernia Bank N.A.. The Company did not appear in any of these proceedings. There may be other claims such as vendor claims which remain pending but which, prior to 2002, the company considered to be non material amounts, the status of which the company is unaware.

     To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


Employment and related agreements
---------------------------------

     In January 1998, the Company entered into an employment agreement with an executive officer which provides for the payment of $150,000 in annual salaries and additional compensation based on annualized gross revenues. The agreement expired in December 2002. Through March 31, 2003, $150,000 had been accrued under this employment agreement and remains unpaid.



5.   INCOME TAXES

     The Company uses the accrual method of accounting for tax reporting purposes. At March 31, 2003, the Company had net operating loss carryforward for financial and tax reporting purposes of approximately $13,500,000 which expire through the year 2023.

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

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     For the years ended March 31, 2003 and 2002, pursuant to Statement of Financial Accounting Standards No. 109, the Company has recognized deferred tax assets and liabilities which have been offset by valuation allowances in the same amount. Significant components of the Company's deferred tax assets and liabilities are summarized below.

                                                    2003              2002
                                                    ----              ----
Deferred tax assets:

 Net operating loss carryforward              $ 4,600,000        $ 4,420,000

     Valuation allowance                      ( 4,600,000)       ( 4,420,000)
                                              ------------      ------------
     Net deferred tax asset (liability)       $          -       $         -
                                              ============      ============


     A reconciliation of income tax expense at the statutory federal rate of 34% to income tax expense at the Company's effective tax rate for the years ended March 31, 2003 and 2002 is as follows.

                                                    2003              2002
                                                    ----              ----

      Tax computed at statutory rate          $    183,000       $ 1,502,800
      Benefit of operating loss carryforward   (   183,000)       (1,502,800)
                                              ------------       -----------
      Income tax expense                      $          -       $         -
                                              ============       ===========

6.   RELATED PARTY TRANSACTIONS

Stockholders
------------

     During the years ended March 31, 2003 and 2002, the Company (and its subsidiaries) received cash advances from several of its stockholders totaling $44,884 and $0.

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

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The following is a schedule of the activity relating to the Company's stock options and warrants. At March 31, 2003 and 2002, no warrants have been issued by the Company.

                                         Year Ended                              Year Ended
                                        March 31, 2003                         March 31, 2002
                                        --------------                         --------------
                                                   Weighted Avg.                          Weighted Avg.
                                    Shares           Exercise             Shares            Exercise
                                  (x 1,000)            Price             (x 1,000)            Price
                                  ---------        ------------          ---------        -------------
Options and warrants
    outstanding at
    beginning of year               7,450            $    1.09              7,450            $   1.09

Granted:
    Options                             -            $       -                  -            $      -
    Warrants                            -            $       -                  -            $      -

Exercised                               -            $       -                  -            $      -

Expired:
    Options                             -            $       -                  -            $      -
    Warrants                            -            $       -                  -            $      -
                                  ---------        ------------          ---------        -------------
Options and warrants
    outstanding and
    exercisable at end
    of year                         7,450            $    1.09              7,450            $   1.09
                                  =========                              =========
Weighted average fair
    value of options and
    warrants granted during
    the year                            -            $       -                  -            $      -






                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The  following  table  summarizes  information  about the  Company's  stock
options  and  warrants   outstanding  at  March  31,  2003,  all  of  which  are
exercisable.

                                          Weighted Average
            Range of           Number         Remaining        Weighted Average
         Exercise Prices    Outstanding    Contractual Life     Exercise Price
         ---------------    -----------   -----------------    ----------------
         $   .50-1.00          4,850           2.7 years           $    .74
         $  1.50-2.50          2,600           2.4 years           $   1.62


     During the years ended March 31, 2003 and 2002, the Company issued 2,457,645 and 2,602,481 shares of common stock in exchange for services. These services were recorded at their fair value of $132,609 and $79,169 respectively, and were charged to operations.


8.   NOTES PAYABLE

     As of March 31, 2003, holders of the Company's notes payable of $953,498 had informally agreed to extend the maturity date of the notes. None of the holders have demanded immediate payment or threatened to sue for payment. Management is continuing to accrue interest on the notes. As of March 31, 2003, the balance of notes payable was $990,698.


9.  MANAGEMENT'S PLAN

     The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations. The Company reported net losses of $491,095 and $8,260,542 for the years ended March 31, 2003 and 2002, respectively. As of March 31, 2003, the Company had written-off all its assets and had a working capital deficit and stockholders' deficit of $4,326,546. These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional capital contributions. Management's immediate plans are to restructure the Company's existing obligations and attempt to raise additional capital and to acquire income producing oil and gas properties.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None

                                    PART III


Item 9.  Directors and Executive Officers of the Registrant

     (a) Identification of Directors and Executive Officers.


     (1)                  (1)                (2)                (3)
     Name                 Age               Term*              Served
---------------           ---               ----               ------
Perry Douglas West                         Elected             Since
Chairman and CEO           56              Annually          Inception

Jonathan E. Bates          44              Elected              1997
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

Item 10.  Executive Compensation

     Cash Compensation:

     The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the periods indicated to its directors and executive officers:


                           SUMMARY COMPENSATION TABLE
                           --------------------------

Name & Position         Fiscal Year      Salary      Bonus    Other Compensation
---------------         -----------      ------      -----    ------------------

Perry D. West               1997(1)        -0-        -0-               -0-
Chairman/CEO                1998(2)     $40,615       -0-             $45,000
                            1999(3)     $55,385       -0-               -0-
                            2000(4)     $ 3,692       -0-               -0-
                            2001(5)        -0-        -0-               -0-
                            2002(6)     $ 3,000       -0-               -0-
                            2003(7)        -0-        -0-               -0-



1)April 9, 1996 (Inception) - March 31, 1997

2)April 1, 1997 - March 31, 1998

3)April 1, 1998 - March 31, 1999

     Mr. West has an Executive Compensation Agreement in effect with the Company, approved by the Board of Directors. This Agreement is for a five year term, and is incentive based over and above the basic salary of $150,000 per annum for Mr. West. Salary increases are based on gross revenue achievements. The first two full fiscal years' gross revenue goals for salary increases are $4,000,000, and $8,000,000 respectively. Third, Fourth and Fifth year gross revenue goals will be set by the Board of Directors prior to the beginning of those years. Additional benefits include medical and dental coverage for Mr. West and family; disability coverage; vacation; automobile or allowance for automobile; and a death benefit. Mr. West is also entitled to participate in the Company's Key Employee Stock Option Plan which has been authorized by the Board of Directors but not implemented as of the fiscal year ended March 31, 2002. Mr. West will also be entitled to participate in the Company's 401(K) retirement plan, which the Company intends to offer to its employees. This employment contract may be terminated for cause, and it provides for payments to the executive in the event there is a change of control of the Company which adversely affects their employment. Mr. West has agreed to waive all or partial salary and other benefits from his compensation agreements during fiscal years ended March 31, 1998, 1999, 2000, 2001, 2002 and 2003.

4)April 1, 1999 - March 31, 2000

5)April 1, 2000 - March 31, 2001

6)April 1, 2001 - March 31, 2002

     Mr. West's salary was accrued but not paid in the amount of $150,000 for the fiscal year ended March 31, 2002.

6)April 1, 2002 - March 31, 2003

     The following table sets forth the options granted during the last three fiscal years to each of the directors and executive officers:

 Option/SAR Grants in Last Fiscal Year   (Individual Grants):

                       Number of       Percent of total
                       Securities        Options/SARs
                       Underlying          granted to                Exercise or
                      Options/SARS       employees in    base price   Expiration
        Name            Granted           fiscal year    ($/Share)       date
       -----          ------------     ----------------  ----------  -----------

Perry D. West          1,000,000            13.60           $ .50     6/09/09
                       1,000,000            13.60           $1.00     6/09/09
                       1,000,000            13.60           $1.50     6/09/09
                         350,000                            $0.59     7/20/05
Jonathan Bates         1,000,000            13.60           $1.50     6/09/09
                       1,000,000            13.60           $1.00     6/09/09
                       1,000,000            13.60           $0.50     6/09/09
                         200,000              2.7           $0.75     4/15/03
                         200,000              2.7           $1.00     4/15/03
                         200,000              2.7           $1.50     4/15/03
                         200,000              2.7           $2.00     4/15/03
                         200,000              2.7           $2.50     4/15/03



     No options granted to the directors and executive officers were exercised during the fiscal year ended March 31, 1998, 1999, 2000, 2001, 2002 or 2003.


Item 11.   Security Ownership of Certain Beneficial Owners and
           Management as of March 31, 2003

     (a) Security Ownership of Certain Beneficial Owners

--------------------------------------------------------------------------------
(1)            (2)                      (3)                      (4)
Title of       Name and Address         Amount and Nature        Percent of
Class          of Beneficial Owner      of Beneficial Owner      Class
--------------------------------------------------------------------------------

Common       LVJ, Inc. **                Executive Vice
             1760 Cheyenne Trail        President/Director
             Maitland, FL  32751        3,000,000 Shares*         14.50%

     (b) Security Ownership of Management


** Jonathan Bates has ownership in LVJ, Inc.

     The following table sets forth the share holdings of the Company's directors and executive officers as of March 31, 2003, with these computations based upon 20,665,818 shares of common stock being outstanding, and no options granted being exercised.

--------------------------------------------------------------------------------
(1)            (2)                      (3)                      (4)
Title of       Name and Address         Amount and Nature        Percent of
Class          of Beneficial Owner      of Beneficial Owner      Class
--------------------------------------------------------------------------------

Common       Perry Douglas West         Chairman and CEO         15.44%%
             P.O. Box 1656              3,192,393 Shares*
             Cocoa, Florida 32923

Common       LVJ, Inc.
             1760 Cheyenne Trail
             Maitland, FL  32751        3,000,000 Shares         14.50%

Common       Officers and Directors
             as a Group                 6,192,393 Shares         29.94%

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cocoa, State of Florida, on August 18, 2003.



                                    CAMBRIDGE ENERGY CORPORATION


                                     By:  /s/ Perry Douglas West
                                       -------------------------
                                         Perry Douglas West
                                         Chairman and Chief Executive Officer



                            CERTIFICATION PURSUANT TO
                  18 USC, SECTION 1350, AS ADOPTED PURSUANT TO
             SECTIONS 302 AND 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Perry Douglas West, certify that,

1. I have reviewed the annual report on Form 10KSB of Cambridge Energy Corporation;

2. Based upon my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based upon my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 18, 2003                              /s/ Perry D. West
                                                    ----------------------------
                                                    Perry D. West
                                                    Chief Executive Officer