Form 10QSB
period 2003-06-30
CAMBRIDGE ENERGY CORP
filed 2003-09-08
CIK 1041633

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003
                                            --------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to _____


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

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] NOT APPLICABLE


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common Stock, par value $.001 per share, outstanding as of September 8, 2003, was 31,376,144.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS


Part I - FINANCIAL INFORMATION

         Item 1.  Financial Statements:

                   Consolidated Balance Sheets.................................3

                   Consolidated Statements of Operations.......................4

                   Consolidated Statements of Cash Flows.......................5

                   Condensed Notes to the Consolidated Financial Statements....6


         Item 2.  Management's Discussion and Analysis or Plan of Operations..13

         Item 3.  Control and Procedures......................................12


Part II - OTHER INFORMATION

         Item 1.    Legal Proceedings.........................................13

         Item 2.    Changes in Securities.....................................13

         Item 3.    Defaults Upon Senior Securities...........................13

         Item 4.    Submission of Matters to a Vote of Security Holders.......13

         Item 5     Other Information.........................................13

         Item 6.    Exhibits and Reports on Form 8-K..........................14


SIGNATURES....................................................................15

            CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS


This document contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10QSB which address activities, events or developments which the Company expects, believes or anticipates will or may occur in the future are forward-looking statements. The words "believes," "intends," "expects," "anticipates," "projects," "estimates," "predicts" and similar expressions are also intended to identify forward-looking statements. These forward-looking statements include, among others, statements concerning: expectations, anticipations, beliefs, estimations, projections, and other similar matters that are not historical facts, including such matters as future capital and development expenditures and expansion and growth of business operations.

These statements are based on certain assumptions and analysis made by the management of Cambridge Energy Corporation, ("CAMBRIDGE") in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.

The Company cautions the reader that these forward-looking statements are subject to risks and uncertainties, including those associated with: the financial environment, general economic, market and business conditions, the regulatory environment, business opportunities that may be presented to and pursued by the Company, changes in laws or regulations, availability to obtain additional financing on favorable conditions, trend projections, and other factors, many of which are beyond the Company's control that could cause actual events or results to differ materially from those expressed or implied by the statements. Such risks and uncertainties include those risks and uncertainties identified in the Description of the Business and Management's Discussion and Analysis sections of this document and risk factors discussed from time to time in the Company's filings with the Securities and Exchange Commission.

Significant factors that could prevent the Company from achieving its stated goals include: the inability of the Company to obtain financing for capital expenditures or acquisitions and adverse changes in the regulatory environment affecting the Company.

The cautionary statements contained or referred to in this document should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by the Company or persons acting on its or their behalf.

The company undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


ITEM - FINANCIAL STATEMENTS


                                          CAMBRIDGE ENERGY CORPORATION
                                                 AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS


                                                      Assets
                                                      ------
                                                                         June 30, 2003        March 31, 2003
                                                                         -------------        --------------
Current assets:

         Cash                                                            $           -         $           -
         Accounts receivable, trade                                                  -                     -
         Prepaid expenses                                                            -                     -
                                                                         -------------         -------------
                  Total current assets                                               -                     -
                                                                         -------------         -------------

         Oil and gas interests, proved properties, net                               -                     -
                                                                         -------------         -------------
                  Total Assets                                           $           -         $           -
                                                                         =============         =============


                                         Liabilities and Stockholders' Deficit
                                         -------------------------------------


                                                                          June 30,2003          March 31, 2003
                                                                          ------------          --------------
Current liabilities:

         Accounts payable, trade                                          $  2,050,165          $  2,050,165
         Accrued expenses                                                      903,486               898,986
         Loans from stockholders                                               425,397               423,897
         Notes payable                                                         953,498               953,498
                                                                          ------------          ------------
                  Total current liabilities                                  4,332,546             4,326,546
                                                                          ------------          ------------

Stockholders' equity:

         Preferred stock, $ .0001 par value,
             25,000,000 shares authorized, 2,572,341
             and 2,572,341 shares issued and outstanding
             respectively                                                    7,678,429             7,678,429
         Common stock, $ .0001 par value,
             50,000,000 shares authorized,
             20,665,818 and 20,665,818 shares
             issued and outstanding, respectively                                2,066                 2,066
         Paid in capital in excess of par                                    2,033,128             2,033,128
         Accumulated deficit                                              ( 13,508,516)         ( 13,502,516)
         Treasury stock                                                   (    537,653)         (    537,653)
                                                                         -------------          ------------
                  Total Stockholders' Deficit                             (  4,332,546)         (  4,326,546)

                                                                         -------------          ------------
                  Total Liabilities and Stockholders' Deficit            $           -         $           -
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

                                                             3

                                               CAMBRIDGE ENERGY CORPORATION
                                                     AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Three Months            Three Months
                                                                            Ended                 Ended
                                                                          June 30,               June 30,
                                                                            2003                   2002
                                                                         -------------         -------------
Revenues:
         Oil and gas sales, net of royalties                             $           -         $           -
         Lease operating and other income                                            -                     -
                                                                         -------------         -------------
                                                                                     -                     -
                                                                         -------------         -------------
Operating expenses:
         Production costs                                                            -                   713
         General and administrative                                              6,000               142,995
                                                                         -------------         -------------
                                                                                 6,000               143,708
                                                                         -------------         -------------
Operating loss                                                            (      6,000)         (    143,708)

                                                                         -------------         -------------
Net loss before taxes                                                     (      6,000)         (    143,708)

Provision for income taxes                                                           -                     -
                                                                         -------------         -------------
Net loss                                                                 $(      6,000)        $(    143,708)
                                                                         =============         =============



Weighted average number of common shares
outstanding:                                                                20,665,818            19,305,708
                                                                         =============         =============

Net loss per common share:
         Basic & Diluted                                                 $     ( NIL)        $    ( 0.007)
                                                                         =============         =============








                      The accompanying notes are an integral part of the financial statements.


                                                         4

                                           CAMBRIDGE ENERGY CORPORATION
                                                 AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Three Months            Three Months
                                                                            Ended                 Ended
                                                                          June 30,               June 30,
                                                                            2003                   2002
                                                                         -------------         -------------
Cash Flows From Operating Activities:

         Net loss                                                       $   (  6,000)           $ (  143,708)
         Common stock issued for services                                          -                 136,732
         Increase (decrease) in accounts payable, trade                            -                   6,378
         Increase (decrease) in accrued expenses                               4,500                       -
                                                                        -------------           -------------
            Net cash used in operating activities                            ( 1,500)            (       598)

Cash Flows From Financing Activities:

         Advances from stockholders                                            1,500                       -
                                                                       -------------           -------------
            Net cash used in financing activities                              1,500                       -

            Net change in cash                                                     -             (       598)

            Cash, beginning of period                                              -                   5,291
                                                                        -------------           -------------
            Cash, end of period                                        $           -            $      4,693
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

                                                        5



                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business
-------------------------

     Cambridge Energy Corporation (the Company) was incorporated in the state of Nevada on April 9, 1996. The Company is an independent oil and gas company engaged in the exploration and development of domestic oil and gas properties. It had previously owned oil and gas properties in Louisiana, Texas and Indonesia. Through March 2000, the Company also manufactured certain wellhead control devices. As of June 30, 2003, the Company had no active operations.


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

Recent Accounting Pronouncements
--------------------------------

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (hereinafter "SFAS No. 150"). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Recent Accounting Pronouncements (cont'd)
-----------------------------------------

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (hereinafter "SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (hereinafter "FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," ("SFAS No. 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported results of an entity's accounting policy decisions with respect to stock-based employee compensation. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. Prior to the issuance of SFAS No. 148, the Company adopted the fair value based method of accounting for stock-based employee compensation. Thus, the Company's financial reporting will not be significantly effected by SFAS 148.

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

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    DISPOSITION  OF ASSETS

During the fiscal year ended March 31, 2003, the Company disposed of the following assets resulting in a loss on disposition of $249,776.

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

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In liquidation, the holders of the various series of preferred stock are entitled to receive an amount equal to the stated value of the shares plus declared but unpaid dividends. As of June 30, 2003, the various series of preferred stock have a total liquidating preference superior to the common stock of $7,678,429.


4.   COMMITMENTS AND CONTINGENCIES

Leases
------

     At June 30, 2003, the Company was not obligated under any noncancelable operating or capital lease agreements.


Litigation
----------

     At June 30, 2003, the Company was a party to the legal proceedings set out below. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company.

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

     During the fiscal year 2003, Larry Hopfinspirger initiated a claim on an outstanding promissory note in the amount of $300,000 secured by property of a subsidiary and a principal, against the Company and the principal on a guarantee in the Circuit Court of Brevard County, Florida. The Company has asserted a defense of usury and liquidation of collateral in a commercially unreasonable manner. This matter remains pending.

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

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than 5% of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.


5.   RELATED PARTY TRANSACTIONS

Stockholders
------------

     During the quarters ended June 30, 2003 and 2002, the Company (and its subsidiaries) received cash advances from several of its stockholders totaling $1,500 and $0.


6.  MANAGEMENT'S PLAN

The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations. The Company reported net losses of $491,095 and $8,260,542 for the years ended March 31, 2003 and 2002, respectively. As of June 30, 2003, the Company had written-off all its assets and had a working capital deficit and stockholders' deficit of $4,332,546. These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional capital contributions. Management's immediate plans are to restructure the Company's existing obligations and attempt to raise additional capital and to acquire income producing oil and gas properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

The Company is engaged in the business of exploration and development of oil and natural gas reserves through the acquisition and development of properties primarily with proven reserves. The Company's ability to grow shareholder value through growth of assets, earnings and cash flows is dependent on its ability to acquire and develop commercial quantities of oil and natural gas that can be produced and marketed at a profit. The Company's ability to accomplish this growth has been adversely affected by a significant reduction in the availability of investment capital, brought about by the significant declines in the economy. In spite of having significant acquisition opportunities over the fiscal year, the Company was not able to avail itself of sufficient funds to take advantage of the opportunities. Company management has continued to pursue the elements of its growth strategies including actively pursuing the acquisition of significant producing properties with development potential which can be exploited with lower cost and with lower risk than unproven prospects; While management has worked toward the successful completion of this plan, sufficient funds have not been obtained to complete it, and there can be no assurance that the intended results will be achieved or that funds will be available to accomplish the plan.


Results of Operations
---------------------

Three months ended June 30, 2003 compared to June 30, 2002.

The company recorded a net operating loss of $6,000 for the three month period ended June 30, 2003 compared to a loss for the same period in 2002 of $143,708. General and Administration expenses decreased to $6,000 from $145,995,

Liquidity
---------

To the extent possbile, the Company expects to finance its future acquisition, development and exploration activities through various means of corporate and project finance and through the issuance of additional securities.

During the last fiscal year, the Company purchased an interest in a geo thermal power firm, North American GeoPower, Inc. in exchange for shares of a subsidiary, Cambridge Power Corporation. Although there was no material impact on the Company's financial statements, a number of events in the power industry including the legislative mandate of alternative energy use and a general emphasis on alternative energy production, made this an opportunity for the Company to increase its shareholders' value. The Company distributed shares of North American GeoPower, Inc. to its shareholders in a form of a stock dividend on the basis on one shares of North American GeoPower, Inc. for each 15 shares of the Company's stock. In addition, an agreement with North American GeoPower, Inc. provides for the future payments to the Company in exchange for its participation. The Company has not yet received any funds and there is no assurance that any funds will be received from this agreement.

There can be no assurance that sufficient funds will be available to meet the requirements of the Company's growth strategy or operations.


Material Commitments for Capital Expenditures
---------------------------------------------

The Company has made no additional material commitments during the quarter ended June 30, 2003.


ITEM 3.  CONTROL AND PROCEDURES

Within the 90 days prior to the filing date of this Quarterly Report, the issuer carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-14(a) and Rule 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and the Principal Accounting Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in this Quarterly Report. There have been no significant changes in our internal controls or in other factors, which could significantly affect such internal controls, subsequent to the date we carried out our evaluation.

                           PART II - OTHER INFORMATION

ITEM 1 - -LEGAL PROCEEDINGS

At June 30, 2003, the Company was a party to the legal proceedings set out below. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company.

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

     During the 2003, Larry Hopfinspirger initiated a claim on an outstanding promissory note in the amount of $300,000 secured by property of a subsidiary and a principal, against the Company and the principal on a guarantee in the Circuit Court of Brevard County, Florida. The Company has asserted a defense of usury and liquidation of collateral in a commercially unreasonable manner. This matter remains pending.

     During the 2003, Larry Adams initiated a claim on an outstanding promissory note in the amount of $15,000 secured by shares of the company and a principal, against the Company and the principal on a guarantee in the Circuit Court of Broward County, Florida. The Company has asserted claims of breach of contract against Mr. Adams and a partner and further asserted a defense of usury. This matter remains pending.

     During the 2003. Mr. Charles Christie perfected a claim on a promissory note against the Company in the amount of $22,000 plus interest in Lake County Circuit Court. This amount remains outstanding.

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


ITEM 2 - CHANGES IN SECURITIES

        NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

        NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE

ITEM 5 - OTHER INFORMATION

        NONE

                                     PART IV

Item 13.  Exhibits, Financial Statement Schedules  and Reports on Form 8-K



                               EXHIBIT INDEX

(a.)     Exhibit                                                          Page
                                                                          ----

3.1      Articles of Incorporation, Charter and By-Laws                    (1)

10.1     Agreement between Cambridge Energy Corporation and
          Intermega Energy PTE. and F.K. Ho                                (2)

31.1     Section 302 Certification of the Chief Executive Officer          (3)
          and Chief Financial Officer

32.1     Certification of Chief Executive Officer and Chief Financial      (3)
          Officer Pursuant to 18 U.S.C. ss. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




------------

     (1) This exhibit was previously filed as an exhibit to the Registrant's Form 10 filed October 9, 1998 and is herein incorporated by reference.

     (2) This exhibit was previously filed as an exhibit to the Registrant's Form 10K-SB filed August 20, 1999 and is herein incorporated by reference.

     (3) Filed as an exhibit to this document.




(b.) Reports on Form 8-K.

         None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this quarterly statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cocoa, State of Florida, on September 8, 2003.



                                    CAMBRIDGE ENERGY CORPORATION


                                     By:  /s/ Perry D. West
                                       -------------------------
                                         Perry D. West
                                         CEO and acting CFO