Form 10QSB
period 2003-09-30
CAMBRIDGE ENERGY CORP
filed 2003-11-14
CIK 1041633

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003
                                            ------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common Stock, par value $.001 per share, outstanding as of November 14, 2003, was 21,376,144.

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


ITEM - FINANCIAL STATEMENTS


                                          CAMBRIDGE ENERGY CORPORATION
                                                 AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS


                                                      Assets
                                                      ------
                                                                       September 30, 2003     March 31, 2003
                                                                       ------------------     --------------
Current assets:

         Cash                                                            $           -         $           -
         Accounts receivable, trade                                                  -                     -
         Prepaid expenses                                                            -                     -
                                                                         -------------         -------------
                  Total current assets                                               -                     -
                                                                         -------------         -------------

         Oil and gas interests, proved properties, net                               -                     -
                                                                         -------------         -------------
                  Total Assets                                           $           -         $           -
                                                                         =============         =============


                                         Liabilities and Stockholders' Deficit
                                         -------------------------------------


                                                                       September 30,2003       March 31, 2003
                                                                       -----------------       --------------
Current liabilities:

         Accounts payable, trade                                          $  2,050,165          $  2,050,165
         Accrued expenses                                                      907,486               898,986
         Loans from stockholders                                               425,397               423,897
         Notes payable                                                         953,498               953,498
                                                                          ------------          ------------
                  Total current liabilities                                  4,336,546             4,326,546
                                                                          ------------          ------------

Stockholders' equity:

         Preferred stock, $ .0001 par value,
             25,000,000 shares authorized, 2,572,341
             and 2,572,341 shares issued and outstanding
             respectively                                                    7,678,429             7,678,429
         Common stock, $ .0001 par value,
             50,000,000 shares authorized,
             20,665,818 and 20,665,818 shares
             issued and outstanding, respectively                                2,066                 2,066
         Paid in capital in excess of par                                    2,033,128             2,033,128
         Accumulated deficit                                              ( 13,512,516)         ( 13,502,516)
         Treasury stock                                                   (    537,653)         (    537,653)
                                                                         -------------          ------------
                  Total Stockholders' Deficit                             (  4,336,546)         (  4,326,546)

                                                                         -------------          ------------
                  Total Liabilities and Stockholders' Deficit            $           -         $           -
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

                                                             3

                                               CAMBRIDGE ENERGY CORPORATION
                                                     AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Three Months            Three Months
                                                                            Ended                  Ended
                                                                         September 30,         September 30,
                                                                             2003                   2002
                                                                         -------------         -------------
Revenues:
         Oil and gas sales, net of royalties                             $           -         $       1,493
         Lease operating and other income                                            -                     -
                                                                         -------------         -------------
                                                                                     -                 1,493
                                                                         -------------         -------------
Operating expenses:
         Production costs                                                            -                   162
         General and administrative                                              4,000                13,932
         Depreciation                                                                -                   958
                                                                         -------------         -------------
                                                                                 4,000                15,052
                                                                         -------------         -------------
Operating loss                                                            (      4,000)         (     13,559)

Interest Expense                                                                     -                 2,520
                                                                          -------------         -------------
Net loss before taxes                                                     (      4,000)         (     16,079)

Provision for income taxes                                                           -                     -
                                                                         -------------         -------------
Net loss                                                                 $(      4,000)        $(     16,079)
                                                                         =============         =============



Weighted average number of common shares
outstanding:                                                                20,665,818            20,665,818
                                                                         =============         =============

Net loss per common share:
         Basic & Diluted                                                 $     ( NIL)        $    ( 0.001)
                                                                         =============         =============








                      The accompanying notes are an integral part of the financial statements.


                                                         4

                                               CAMBRIDGE ENERGY CORPORATION
                                                     AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          Six Months             Six Months
                                                                            Ended                  Ended
                                                                         September 30,         September 30,
                                                                             2003                   2002
                                                                         -------------         -------------
Revenues:
         Oil and gas sales, net of royalties                             $           -         $       1,493
         Lease operating and other income                                            -                     -
                                                                         -------------         -------------
                                                                                     -                 1,493
                                                                         -------------         -------------
Operating expenses:
         Production costs                                                            -                   875
         General and administrative                                             10,000               156,926
         Depreciation                                                                -                   958
                                                                         -------------         -------------
                                                                                10,000               158,759
                                                                         -------------         -------------
Operating loss                                                            (     10,000)         (    157,266)

Interest Expense                                                                     -                 2,520
                                                                         -------------         -------------
Net loss before taxes                                                     (     10,000)         (    159,786)

Provision for income taxes                                                           -                     -
                                                                         -------------         -------------
Net loss                                                                 $(     10,000)        $(    159,786)
                                                                         =============         =============



Weighted average number of common shares
outstanding:                                                                20,665,818            20,025,799
                                                                         =============         =============

Net loss per common share:
         Basic & Diluted                                                 $     ( NIL)        $    ( 0.008)
                                                                         =============         =============








                      The accompanying notes are an integral part of the financial statements.


                                                         4

                                           CAMBRIDGE ENERGY CORPORATION
                                                 AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Six Months             Six Months
                                                                            Ended                 Ended
                                                                          June 30,               June 30,
                                                                            2003                   2002
                                                                         -------------         -------------
Cash Flows From Operating Activities:

         Net loss                                                       $   ( 10,000)           $ (  159,786)
         Common stock issued for services                                          -                 136,732
         Increase (decrease) in accounts payable, trade                            -                   6,970
         Increase (decrease) in accrued expenses                               8,500                   9,998
         Increase (decrease) in depreciation                                       -                     958
         Other                                                                     -                    (153)
                                                                        -------------           -------------
            Net cash used in operating activities                            ( 1,500)            (     5,281)

Cash Flows From Financing Activities:

         Advances from stockholders                                            1,500                       -
                                                                       -------------           -------------
            Net cash used in financing activities                              1,500                       -

            Net change in cash                                                     -             (     5,281)

            Cash, beginning of period                                              -                   5,291
                                                                        -------------           -------------
            Cash, end of period                                        $           -            $         10
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

                                                        5



                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business
-------------------------

     Cambridge Energy Corporation (the Company) was incorporated in the state of Nevada on April 9, 1996. The Company is an independent oil and gas company engaged in the exploration and development of domestic oil and gas properties. It had previously owned oil and gas properties in Louisiana, Texas and Indonesia. Through March 2000, the Company also manufactured certain wellhead control devices. As of September 30, 2003, the Company had no active operations.


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

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In liquidation, the holders of the various series of preferred stock are entitled to receive an amount equal to the stated value of the shares plus declared but unpaid dividends. As of September 30, 2003, the various series of preferred stock have a total liquidating preference superior to the common stock of $7,678,429.


4.   COMMITMENTS AND CONTINGENCIES

Leases
------

     At  September  30,  2003,   the  Company  was  not   obligated   under  any
noncancelable operating or capital lease agreements.


Litigation
----------

     At September 30, 2003, the Company was a party to the legal proceedings set out below. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company.

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


5.   RELATED PARTY TRANSACTIONS

Stockholders
------------

     During the quarters ended September 30, 2003 and 2002, the Company (and its subsidiaries) received cash advances from several of its stockholders totaling $0 and $0.


6.  MANAGEMENT'S PLAN

The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations. The Company reported net losses of $491,095 and $8,260,542 for the years ended March 31, 2003 and 2002, respectively. As of September 30, 2003, the Company had written-off all its assets and had a working capital deficit and stockholders' deficit of $4,336,546. These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional capital contributions. Management's immediate plans are to restructure the Company's existing obligations and attempt to raise additional capital and to acquire income producing oil and gas properties.

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


Results of Operations
---------------------

Three months ended September 30, 2003 compared to September 30, 2002.

The company recorded a net operating loss of $4,000 for the three month period ended September 30, 2003 compared to a loss for the same period in 2002 of $16,079. General and Administration expenses decreased to $4,000 from $13,932.

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


Material Commitments for Capital Expenditures
---------------------------------------------

The Company has made no additional material commitments during the quarter ended September 30, 2003.


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

                           PART II - OTHER INFORMATION

ITEM 1 - -LEGAL PROCEEDINGS

     At September 30, 2003, the Company was a party to the legal proceedings set out below. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company.

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

     During fiscal year 2003, Larry Hopfinspirger initiated a claim on an outstanding promissory note in the amount of $300,000 secured by property of a subsidiary and a principal, against the Company and the principal on a guarantee in the Circuit Court of Brevard County, Florida. The Company has asserted a defense of usury and liquidation of collateral in a commercially unreasonable manner. This matter remains pending.

     During fiscal year 2003, Larry Adams initiated a claim on an outstanding promissory note in the amount of $15,000 secured by shares of the company and a principal, against the Company and the principal on a guarantee in the Circuit Court of Broward County, Florida. The Company has asserted claims of breach of contract against Mr. Adams and a partner and further asserted a defense of usury. This matter remains pending.

     During fiscal year 2003. Mr. Charles Christie perfected a claim on a promissory note against the Company in the amount of $22,000 plus interest in Lake County Circuit Court. This amount remains outstanding.

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




(b.) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this quarterly statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cocoa, State of Florida, on November 14, 2003.



                                    CAMBRIDGE ENERGY CORPORATION


                                     By:  /s/ Perry D. West
                                       -------------------------
                                         Perry D. West
                                         CEO and acting CFO