Form 10QSB
period 2003-12-31
CAMBRIDGE ENERGY CORP
filed 2004-02-17
CIK 1041633

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2003
                                            ------------------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The total number of shares of Common Stock, par value $.001 per share, outstanding as of February 17, 2004, was 20,665,818.

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


ITEM - FINANCIAL STATEMENTS


                                          CAMBRIDGE ENERGY CORPORATION
                                                 AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEETS


                                                      Assets
                                                      ------
                                                                       December 31 2003       March 31, 2003
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
                                                                         =============         =============


                                         Liabilities and Stockholders' Deficit
                                         -------------------------------------


                                                                       December 31, 2003       March 31, 2003
                                                                       -----------------       --------------
Current liabilities:

         Accounts payable, trade                                          $  2,050,165          $  2,050,165
         Accrued expenses                                                      944,486               898,986
         Loans from stockholders                                               425,397               423,897
         Notes payable                                                         953,498               953,498
                                                                          ------------          ------------
                  Total current liabilities                                  4,373,546             4,326,546
                                                                          ------------          ------------

Stockholders' equity:

         Preferred stock, $ .0001 par value,
             25,000,000 shares authorized, 2,572,341
             and 2,572,341 shares issued and outstanding
             respectively                                                    7,678,429             7,678,429
         Common stock, $ .0001 par value,
             50,000,000 shares authorized,
             20,665,818 and 20,665,818 shares
             issued and outstanding, respectively                                2,066                 2,066
         Paid in capital in excess of par                                    2,033,128             2,033,128
         Accumulated deficit                                              ( 13,549,516)         ( 13,502,516)
         Treasury stock                                                   (    537,653)         (    537,653)
                                                                         -------------          ------------
                  Total Stockholders' Deficit                             (  4,373,546)         (  4,326,546)

                                                                         -------------          ------------
                  Total Liabilities and Stockholders' Deficit            $           -         $           -
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

                                                             3

                                               CAMBRIDGE ENERGY CORPORATION
                                                     AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Three Months            Three Months
                                                                            Ended                  Ended
                                                                         December 31,            December 31,
                                                                             2003                   2002
                                                                         -------------         -------------
Revenues:
         Oil and gas sales, net of royalties                             $           -         $           -
         Lease operating and other income                                            -                     -
                                                                         -------------         -------------
                                                                                     -                     -
                                                                         -------------         -------------
Operating expenses:
         Production costs                                                            -                   493
         General and administrative                                              1,000                 6,218
         Depreciation                                                                -                     -
                                                                         -------------         -------------
                                                                                     -          (      6,711)
                                                                         -------------         -------------
Operating loss                                                            (      1,000)         (      6,711)

Interest Expense                                                                36,000                36,800
                                                                          -------------         -------------
Net loss before taxes                                                     (     37,000)         (     43,511)

Provision for income taxes                                                           -                     -

Loss on Abandoned asset                                                              -          (    203,391)
                                                                         -------------         -------------
Net loss                                                                 $(     37,000)        $(    246,408)
                                                                         =============         =============



Weighted average number of common shares
outstanding:                                                                20,665,818            20,665,818
                                                                         =============         =============

Net loss per common share:
         Basic & Diluted                                                 $     ( NIL)          $     ( 0.01)
                                                                         =============         =============








                      The accompanying notes are an integral part of the financial statements.


                                                         4

                                               CAMBRIDGE ENERGY CORPORATION
                                                     AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Nine Months            Nine Months
                                                                            Ended                 Ended
                                                                         December 31,           December 31,
                                                                             2003                  2002
                                                                         -------------         -------------
Revenues:
         Oil and gas sales, net of royalties                             $           -         $       1,493
         Lease operating and other income                                            -                     -
                                                                         -------------         -------------
                                                                                     -                 1,493
                                                                         -------------         -------------
Operating expenses:
         Production costs                                                            -                 1,368
         General and administrative                                             11,000               157,651
         Depreciation                                                                -                   958
                                                                         -------------         -------------
                                                                                11,000               159,977
                                                                         -------------         -------------
Operating loss                                                            (     11,000)         (    158,484)

Interest Expense                                                                36,000                39,320

Loss on Abandoned asset                                                              -               203,391

                                                                         -------------         -------------
Net loss before taxes                                                     (     47,000)         (    401,195)

Provision for income taxes                                                           -                     -
                                                                         -------------         -------------
Net loss                                                                 $(     47,000)        $(    401,195)
                                                                         =============         =============



Weighted average number of common shares
outstanding:                                                                20,665,818            20,212,447
                                                                         =============         =============

Net loss per common share:
         Basic & Diluted                                                 $     ( NIL)        $    ( 0.02)
                                                                         =============         =============








                      The accompanying notes are an integral part of the financial statements.


                                                         4

                                           CAMBRIDGE ENERGY CORPORATION
                                                 AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Nine Months            Nine Months
                                                                            Ended                 Ended
                                                                          December 31,          December 31,
                                                                             2003                   2002
                                                                         -------------         -------------
Cash Flows From Operating Activities:

         Net loss                                                       $   ( 47,000)           $(   401,195)
         Common stock issued for services                                          -                 132,609
         Increase (decrease) in accounts payable, trade                            -                   9,701
         Increase (decrease) in accrued expenses                              45,500                  41,600
         Increase (decrease) in depreciation                                       -                     958
         Loss on abandonment of lease                                              -                 203,391
                                                                        -------------           -------------
            Net cash used in operating activities                            ( 1,500)            (    12,936)

Cash Flows From Financing Activities:

         Advances from stockholders                                            1,500                  44,883
         Proceeds from note payable                                                -             (    37,200)
                                                                       -------------           -------------
            Net cash used in financing activities                              1,500                   7,683

            Net change in cash                                                     -             (     5,253)
                                                                        -------------           -------------
             Cash, beginning of period                                             -                   5,291
                                                                        -------------           -------------
            Cash, end of period                                        $           -            $         37
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

                                                        5



                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business
-------------------------

     Cambridge Energy Corporation (the Company) was incorporated in the state of Nevada on April 9, 1996. The Company is an independent oil and gas company engaged in the exploration and development of domestic oil and gas properties. It had previously owned oil and gas properties in Louisiana, Texas and Indonesia. Through March 2000, the Company also manufactured certain wellhead control devices. As of December 31, 2003, the Company had no active operations.


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

                           CAMBRIDGE ENERGY CORPORATON
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In liquidation, the holders of the various series of preferred stock are entitled to receive an amount equal to the stated value of the shares plus declared but unpaid dividends. As of December 31, 2003, the various series of preferred stock have a total liquidating preference superior to the common stock of $7,678,429.


4.   COMMITMENTS AND CONTINGENCIES

Leases
------

     At December 31, 2003, the Company was not obligated under any noncancelable operating or capital lease agreements.


Litigation
----------

     At December 31, 2003, the Company was a party to the legal proceedings set out below. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company.

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


5.   RELATED PARTY TRANSACTIONS

Stockholders
------------

     During the quarters ended December 31, 2003 and 2002, the Company (and its subsidiaries) received cash advances from several of its stockholders totaling $0 and $27,513.


6.  MANAGEMENT'S PLAN

The Company's consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations. The Company reported net losses of $491,095 and $8,260,542 for the years ended March 31, 2003 and 2002, respectively. As of December 31, 2003, the Company had written-off all its assets and had a working capital deficit and stockholders' deficit of $4,336,546. These conditions raise substantial doubt about the Company's ability to continue as a going concern without additional capital contributions. Management's immediate plans are to restructure the Company's existing obligations and attempt to raise additional capital and to acquire income producing oil and gas properties.

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


Results of Operations
---------------------

Three months ended December 31, 2003 compared to December 31, 2002.

The company recorded a net operating loss of $37,000 for the three month period ended December 31, 2003 compared to a loss for the same period in 2002 of $246,408. General and Administration expenses decreased to $1,000 from $6,218.

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


Material Commitments for Capital Expenditures
---------------------------------------------

The Company has made no additional material commitments during the quarter ended December 31, 2003.


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

                           PART II - OTHER INFORMATION

ITEM 1 - -LEGAL PROCEEDINGS

     At December 31, 2003, the Company was a party to the legal proceedings set out below. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company.

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




(b.) Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing and has duly caused this quarterly statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cocoa, State of Florida, on February 17, 2004.



                                    CAMBRIDGE ENERGY CORPORATION


                                     By:  /s/ Perry D. West
                                       -------------------------
                                         Perry D. West
                                         CEO and acting CFO