Form 10-K
period 2004-03-31
MISSION MINING Co
filed 2020-06-24
CIK 1041633

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

Commission file number:  000-24493

MISSION MINING COMPANY
(Exact name of Company as specified in its charter)

Wyoming (formerly Nevada)	39-2079723
(State of incorporation)	(I.R.S. Employer Identification No.)

38 South Blue Angel Pkwy, Suite 169, Pensacola, FL 32506

(Address of principal executive offices)

(888) 459-4889

(Company’s telephone number, including area code)

Cambridge Energy Corporation

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Company is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of voting stock held by non-affiliates of the Company as of the last business day of the Company’s most recently complete second fiscal quarter was $188,999.50 (computed by reference to the closing price of a share of the Company’s common stock on that date as reported).

As of April 30, 2020, 39,986,974 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

i

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Company,” “we,” “our” or “us” refer to Mission Mining Company f/k/a Cambridge Energy Corporation, unless the context otherwise indicates.

Forward-Looking Statements

Certain statements contained in this report, including statements regarding our business, financial condition, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Overview

The Company was incorporated under the laws of the State of Nevada on April 9, 1996 as Cambridge Energy Corporation. At inception the Company’s Articles of Incorporation Authorized 2,000,000 Common Shares at $.001 Par Value, and 100,000 Preferred Shares at $.001 Par Value. In June 1997, the Board of Directors approved an amendment to the Company’s Articles of Incorporation increasing the authorized Common Shares of the Company from 2,000,000 to 50,000,000, and increasing the number of authorized Preferred Shares from 100,000 to 25,000,000. At that time the Board also changed the Par Value of each class of stock from $.001 to $.0001 per share. The amended Articles were filed with the State of Nevada on July 7, 1997. The Company then undertook a Private Placement of 1,935,000 of its Common Shares to raise capital for the execution of its business plan. In November 1997, the Company began trading its Common Shares on the OTC Bulletin Board under symbol CNGG.

The Company acquired and managed the development and operation of oil and gas properties with proven reserves until 2003. During 2003 the Company, due to industry conditions for drilling capital, began the disposal of all of its under-performing oil and gas assets. Management began to focus its efforts and resources on opportunities in the environmental industry, with a specific focus on opportunities related to the oil and gas industry. The Company is an independent oil and gas company engaged in the exploration and development of domestic oil and gas properties. It had previously owned oil and gas properties in Louisiana, Texas and Indonesia. Through March 2000, the Company also manufactured certain wellhead control devices. As of March 31, 2003, the Company ceased active operations.

On April 15, 2009 the Company entered an agreement to acquire all of the assets of EnviroXtract, Inc. The Company plans to utilize its technologies to perform environmental remediation applications for oil spills and other hazardous chemical remediation applications. The Company has completed the disposal of interests in wells and discontinued all its oil and gas operations.

On October 17, 2012 the Company acquired 100% ownership in the Gold Star Mine, a major gold and silver mining property in western Nevada. November 19, 2012, the Company changed its name to Mission Mining Company and altered it business strategy to focus entirely on the acquisition and development of large US gold and silver mining properties.

In July 2009, the Company’s Articles of Incorporation were amended to increase the authorized Common shares of the Company from 50,000,000 to 1,000,000,000 and increase the number of authorized Preferred shares from 25,000,000 to 500,000,000. At that time the Company also changed its name to EnviroXtract, Inc.

In March 2010, the Company amended its Articles of Incorporation to increase the authorized Common shares of the Company from 1,000,000,000 to 100,000,000,000. The Company was domesticated in Wyoming on August 23, 2010. On June 8, 2011, the Company decreased the authorized common shares to 50,000,000,000.

On November 19, 2012, the Company changed its name to Mission Mining Company. On December 31, 2012, the Company amended its Articles of Incorporation to decrease the authorized Common shares from 50,000,000,000 to 750,000,000 and increase the par value from $.0000001 to $.001.

The Company operates on a fiscal year-end date of December 31.

On December 4, 2019, the first judicial District Court of Nevada appointed Ben Berry as custodian for the Company, proper notice having been given to the officers and directors of the Company. There was no opposition.

On May 12, 2020, the Company filed a certificate of reinstatement with the state of Wyoming, and appointed Ben Berry as, President, Secretary, Treasurer and Director.

Following a change of control on May 26, 2020, Ben Berry appointed the following directors: Kalyan Pathuri, President; Amit Jain, Treasurer; Naveen Doki, Secretary.

All of the above are considered, and shall be treated as, a promoter for the Company.

Business Objectives of the Company

Since the custodial proceedings, the Company had no business operations. Management has determined to direct its efforts and limited resources to pursue potential new business opportunities. The Company does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider a business opportunity.

The Company’s common stock is subject to quotation on the OTC Pink Sheets under the symbol MSIM. There is currently only a limited trading market in the Company’s shares nor do we believe that any active trading market has existed for approximately the last 5 years. There can be no assurance that there will be an active trading market for our securities following the effective date of this registration statement under the Exchange Act. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

Management of the Company (“Management”) would have substantial flexibility in identifying and selecting a prospective new business opportunity. The Company is dependent on the judgment of its Management in connection with this process. In evaluating a prospective business opportunity, we would consider, among other factors, the following:

●	costs associated with pursuing a new business opportunity;
●	growth potential of the new business opportunity;
●	experiences, skills and availability of additional personnel necessary to pursue a potential new business opportunity;
●	necessary capital requirements;
●	the competitive position of the new business opportunity;
●	stage of business development;
●	the market acceptance of the potential products and services;
●	proprietary features and degree of intellectual property; and
●	the regulatory environment that may be applicable to any prospective business opportunity.

The foregoing criteria are not intended to be exhaustive and there may be other criteria that Management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, Management may be expected to conduct a due diligence review.

The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, can not be ascertained with any degree of certainty.

Management intends to devote such time as it deems necessary to carry out the Company’s affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that our Management will actually devote to the Company’s plan of operation.

The Company intends to conduct its activities so as to avoid being classified as an “Investment Company” under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

Company is a Blank Check Company

At present, the Company is a development stage company with no revenues, no assets and no specific business plan or purpose. The Company’s business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is a “blank check company” and, as a result, any offerings of the Company’s securities under the Securities Act of 1933, as amended (the “Securities Act”) must comply with Rule 419 promulgated by the Securities and Exchange Commission (the “SEC”) under the Act. The Company’s Common Stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Securities Exchange Act. The Penny Stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the penny stock market.

The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each Penny Stock held in the customer’s account. In addition, the Penny Stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the Penny Stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the Penny Stock rules. So long as the common stock of the Company is subject to the Penny Stock rules, it may be more difficult to sell the Company’s common stock.

We are a “Shell Company,” as defined in Rule 405 promulgated by the SEC under the Securities Act. A Shell Company is one that has no or nominal operations and either: (i) no or nominal assets; or (ii) assets consisting primarily of cash or cash equivalents. As a Shell Company, we are restricted in our use of Registrations on Form S-8 under the Securities Act; the lack of availability of the use of Rule 144 by security holders; and the lack of liquidity in our stock.

Form S-8

Shell companies are prohibited from using Form S-8 to register securities under the Securities Act. If a company ceases to be a Shell Company, it may use Form S-8 sixty calendar days, provided it has filed all reports and other materials required to be filed under the Exchange Act during the preceding 12 months (or for such shorter period that it has been required to file such reports and materials after the company files “Form 10 information,” which is information that a company would be required to file in a registration statement on Form 10 if it were registering a class of securities under Section 12 of the Exchange Act. This information would normally be reported on a current report on Form 8-K reporting the completion of a transaction that caused the company to cease being a Shell Company.

Unavailability of Rule 144 for Resale

Rule 144(i) “Unavailability to Securities of Issuers With No or Nominal Operations and No or Nominal Non-Cash Assets” provides that Rule 144 is not available for the resale of securities initially issued by an issuer that is a Shell Company. We have identified our company as a Shell Company and, therefore, the holders of our securities may not rely on Rule 144 to have the restriction removed from their securities without registration or until the Company is no longer identified as a Shell Company and has filed all requisite periodic reports under the Exchange Act for the period of twelve (12) months.

As a result of our classification as a Shell Company, our investors are not allowed to rely on the “safe harbor” provisions of Rule 144, promulgated pursuant to the Securities Act, so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a Shell Company. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

Very Limited Liquidity of our Common Stock

Our common stock occasionally trades on the OTC Pink Sheet Market, as there is no active market maker in our common stock. As a result, there is only limited liquidity in our common stock.

We will be deemed a blank check company under Rule 419 of the Securities Act

The provisions of Rule 419 apply to registration statements filed under the Securities Act by a blank check company, such as the Company. Rule 419 requires that a blank check company filing a registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. While we are not currently registering shares for an offering, we may do so in the future.

In addition, an issuer is required to file a post-effective amendment to a registration statement upon the execution of an agreement for an acquisition or merger. The rule provides procedures for the release of the offering funds, if any, in conjunction with the post effective acquisition or merger. The obligations to file post-effective amendments are in addition to the obligations to file Forms 8-K to report for both the entry into a material definitive (non-ordinary course of business) agreement and the completion of the transaction. Rule 419 applies to both primary and re-sale or secondary offerings.

Within five (5) days of filing a post-effective amendment setting forth the proposed terms of an acquisition, the Company must notify each investor whose shares are in escrow, if any. Each such investor then has no fewer than 20 and no greater than 45 business days to notify the Company in writing if they elect to remain an investor. A failure to reply indicates that the person has elected to not remain an investor. As all investors are allotted this second opportunity to determine to remain an investor, acquisition agreements should be conditioned upon enough funds remaining in escrow to close the transaction.

Effecting a business combination

Prospective investors in the Company’s common stock will not have an opportunity to evaluate the specific merits or risks of any of the one or more business combinations that we may undertake A business combination may involve the acquisition of, or merger with, a company which needs to raise substantial additional capital by means of being a publicly trading company, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and State securities laws. A business combination may involve a company which may be financially unstable or in its early stages of development or growth.

The Company has not identified a target business or target industry

The Company’s effort in identifying a prospective target business will not be limited to a particular industry and the Company may ultimately acquire a business in any industry Management deems appropriate. To date, the Company has not selected any target business on which to concentrate our search for a business combination. While the Company intends to focus on target businesses in the United States, it is not limited to U.S. entities and may consummate a business combination with a target business outside of the United States. Accordingly, there is no basis for investors in the Company’s common stock to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes many industries which experience rapid growth. In addition, although the Company’s Management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

Our Management anticipates that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our Management may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation in connection with a business combination. In no event, however, will we pay Management any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Probable lack of business diversification

While we may seek to effect business combinations with more than one target business, it is more probable that we will only have the ability to effect a single business combination, if at all. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, it is probable that we will lack the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and
●	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target business’ Management

We cannot assure you that our assessment of the target business’ Management will prove to be correct. In addition, we cannot assure you that the future Management will have the necessary skills, qualifications or abilities to man age a public company intending to embark on a program of business development. Furthermore, the future role of our director, if any, in the target business cannot presently be stated with any certainty.

While it is possible that our director will remain associated in some capacity with us following a business combination, it is unlikely that he will devote his full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our director will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent Management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent Management.

Our auditors have expressed substantial doubt about our ability to continue as a going concern

Our audited financial statements for the years ended March 31, 2003 and 2003, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. There is not enough cash on hand to fund our administrative expenses and operating expenses for the next twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company’s shares of common stock.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations, either directly or through affiliates. Many if not virtually most of these competitors possess far greater financial, human and other resources compared to our resources. While we believe that there are numerous potential target businesses that we may identify, our ability to compete in acquiring certain of the more desirable target businesses will be limited by our limited financial and human resources. Our inherent competitive limitations are expected by Management to give others an advantage in pursuing the acquisition of a target business that we may identify and seek to pursue. Further, any of these limitations may place us at a competitive disadvantage in successfully negotiating a business combination. Our Management believes, however, that our status as a reporting public entity with potential access to the United States public equity markets may give us a competitive advantage over certain privately-held entities having a similar business objective in acquiring a desirable target business with growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from existing competitors of the business we acquire. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including those with far greater financial, marketing, technical and other resources than the initial competitors in the industry in which we seek to operate. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company has no property.

Item 3. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is listed on the OTC Bulletin Board of the NASD, and began trading on November 24, 1997. The high and low bid prices at quarter ending through March 31, 2003, are as follows:

The last reported sales price of our common stock on the OTCMarkets on May 28, 2020, was $0.175.

Quarter Ending:

	Bid
	High	Low
June 30, 2002	$0.02	$0.01
September 30, 2002	$0.02	$0.01
December 31, 2002	$0.02	$0.01
March 31, 2003	$0.02	$0.01
June 30, 2003	$0.02	$0.01
September 30, 2003	$0.02	$0.01
December 31, 2003	$0.02	$0.01
March 31, 2004	$0.02	$0.01

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

Holders

As of December 10, 2019, there were 39,986,975 shares of common stock issued and outstanding, which were held by approximately 241 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s consolidated financial statements, which are included elsewhere in this Form 10-K.

Results of Operations

For the year ended March 31, 2004 compared to the year ended March 31, 2003

Revenue

For the year ended March 31, 2004, the Company generated $0 in revenues. For the year ended March 31, 2003, the Company generated $1,493 in revenues.

Expenses

For the year ended March 31, 2004, we incurred operating expenses in the amount of $11,000. For the year ended March 31, 2003, we incurred operating expenses of $191,292.

Net Loss

The company recorded a net operating loss of $47,000 for the twelve-month period ended March 31, 2004 compared to a loss for the same period in 2003 of $491,095. General and Administration expenses decreased to $11,000 from $191,292.

Liquidity

As of March 31, 2004, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of March 31, 2004, we had $0 in cash. As of March 31, 2003, we had $0 in cash.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management and an affiliated party to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

On March 31, 2004 and March 31, 2003 we have had $0 in current assets and $0 in current assets, respectively. As of March 31, 2004, we had $0 in liabilities. As of March 31, 2003, we had $0 in liabilities.

We had no cash flow from operations during the year ended March 31, 2004.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern. Our independent auditors have unqualified audit opinion for the years ended March 31, 2004 and 2003 with an explanatory paragraph on going concern.

Off-Balance Sheet Arrangements

As of March 31, 2004 and 2003, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of March 31, 2004 and 2003, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended March 31, 2004 and 2003, and are included elsewhere in this registration statement.

Going Concern

The Company’s consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations. The Company reported net losses of $47,000 and $491,095 for the years ended March 31, 2004 and 2003, respectively. As of March 31, 2004, the Company had written-off all its assets and had a working capital deficit and stockholders’ deficit of $4,373,546. These conditions raise substantial doubt about the Company’s ability to continue as a going concern without additional capital contributions. Management’s immediate plans are to restructure the Company’s existing obligations and attempt to raise additional capital and to acquire income producing oil and gas properties.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above in their report on the financial statements for the year ended March 31, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Critical Accounting Policies

The financial statements and the related notes of our company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (hereinafter “FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” (“SFAS No. 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported results of an entity’s accounting policy decisions with respect to stock-based employee compensation. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. Prior to the issuance of SFAS No. 148, the Company adopted the fair value based method of accounting for stock-based employee compensation. Thus, the Company’s financial reporting will not be significantly effected by SFAS 148.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan.

This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF Issue No. 94-3 will continue to apply for exit plans initiated prior to the adoption of SFAS No. 146.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” we are not required to provide this information.

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mission Mining Company:

We were engaged to audit the accompanying balance sheets of Mission Mining Company (“the Company”) as of March 31, 2004 and 2003 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. As described in the following paragraph, because the Company’s records were not sufficient, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion on the financial statements, and we do not express, an opinion on these financial statements.

Basis for Disclaimer Opinion:

We were not engaged as auditors of the Company until May of 2020 at which time much of the audit evidence necessary to provide a basis for an audit opinion had been destroyed or lost. We were unable to satisfy ourselves by other audit procedures concerning the assets and liabilities held at March 31, 2004 and 2003, as well as the revenues and expenses recognized for the year then ended. As a result of these matters, we were unable to determine whether any adjustments might have been found necessary in respect of recorded or unrecorded assets, liabilities, revenue and expenses.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Because of the matters described in the Basis for Disclaimer Opinion paragraph above, however, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Because of the significance of the matters described in the Basis for Disclaimer Opinion paragraph, we have not been able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion. Accordingly, we do not express an opinion on these financial statements.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

B F Borgers CPA PC

We have served as the Company's auditor since 2020

Lakewood, CO
June 23, 2020

MISSION MINING COMPANY

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2004	2003

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Cash overdraft
Accounts payable, trade	$2,050,165	$2,050,165
Accrued expenses	944,486	898,986
Loans from stockholders	425,397	423,897
Notes payable	953,498	953,498
Total current liabilities	4,373,546	4,326,546

Stockholders’ Equity
Preferred stock, $ .0001 par value, 25,000,000 shares authorized, 2,572,341 and 2,572,341 shares issued and outstanding, respectively	7,678,429	7,678,429
Common stock, $ .0001 par value, 50,000,000 shares authorized, 20,665,818 and 20,665,818 shares issued and outstanding, respectively	2,066	2,066
Paid in capital in excess of par	2,033,128	2,033,128
Accumulated deficit	(13,549,516)	(13,502,516)
Treasury stock	(537,653)	(537,653)
Total Stockholders’ Deficit	(4,373,546)	(4,326,546)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MISSION MINING COMPANY

CONSILDATED STATEMENTS OF OPERATIONS

	For the year ended	For the year ended
	March 31,	March 31,
	2004	2003
Revenues:
Oil and gas sales, net of royalties	$-	$1,493
Lease operating and other income	-	-
	-	1,493

Operating expenses:
Production costs	-	1,368
General and administrative	11,000	188,967
Depletion	-	-
Depreciation	-	957
Total operating expenses	11,000	191,292
(Loss) from operations	(11,000)	(189,799)

Other expense
Interest expense	36,000	51,520
Loss on disposal of assets	-	249,776
Other (expense) net	(36,000)	(301,296)
Income (loss) before provision for income taxes	(47,000)	(491,095)
Provision for income tax	-	-
Net loss attributable to common stockholders	$(47,000)	$(491,095)

Basic and diluted earnings(loss) per common share	$(0.00)	$(0.02)

Weighted average number of shares outstanding	20,665,818	20,325,809

The accompanying notes are an integral part of these consolidated financial statements.

MISSION MINING COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

	Preferred Stock		Common Stock		Paid in	Accumulated	Treasury Stock		Equity/
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Value	(Deficit)
Balances at March 31, 2002	2,572,341	$7,678,429	18,208,173	$1,821	$1,900,764	$(13,011,421)	2,039,921	$(537,653)	$(3,968,060)

Issuance of common stock for services			2,457,645	245	132,364				132,609

Net loss						(491,095)			(491,095)

Balances at March 31, 2003	2,572,341	$7,678,429	20,665,818	$2,066	$2,033,128	$(13,502,516)	2,039,921	$(537,653)	$(4,326,546)

Net loss						(47,000)			(47,000)

Balances at March 31, 2004	2,572,341	$7,678,429	20,665,818	$2,066	$2,033,128	$(13,549,516)	2,039,921	$(537,653)	$(4,373,546)

The accompanying notes are an integral part of these consolidated financial statements.

MISSION MINING COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	March 31,	March 31,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$(47,000)	$(491,095)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation and depletion	-	958
Bad debt expense	-	5,290
Common stock issued for services	-	132,609
Changes in operating assets and liabilities
Write down of prepaid expenses	-	25,987
(Increase) decrease in accounts receivable, trade	-	-
(Increase) decrease in prepaid expenses	-	-
Increase (decrease) in accounts payable, trade	-	9,701
Increase (decrease) in accrued expenses	45,500	53,799
(Decrease) in accounts payable and accrued expenses	45,500	478,120
Net cash provided by (used for) operating activities	(1,500)	(12,975)

Cash Flows From Financing Activities:
Advances from stockholders	1,500	44,884
Payments on long-term debt	-	(37,200)
Net cash provided by (used for) investing activities	$1,500	$7,684

Net Increase (Decrease) In Cash	-	(5,291)
Cash At The Beginning Of The Period	-	5,291
Cash At The End Of The Period	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MISSION MINING COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and business

Mission Mining Company f/k/a Cambridge Energy Corporation (the “Company”) was incorporated in the state of Nevada on April 9, 1996. The Company is an independent oil and gas company engaged in the exploration and development of domestic oil and gas properties. It had previously owned oil and gas properties in Louisiana, Texas and Indonesia. Through March 2000, the Company also manufactured certain wellhead control devices. As of March 31, 2003, the Company had no active operations.

Principles of consolidation

The accompanying consolidated financial statements include the general accounts of the Company and its wholly owned subsidiaries. All inter- company transactions and accounts have been eliminated in the consolidation and each subsidiary corporation has a fiscal year end of March 31.

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

Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing a valuation allowance. Other unproved properties are amortized based on the Company’s experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are carried at cost and depreciated over their estimated useful lives.

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

Inventories

Inventories are carried at the lower of cost (specific identification) or net realizable value and include materials and supplies related to the Company’s oil and gas support equipment.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation of property and equipment is being provided by accelerated methods for financial and tax reporting purposes over estimated useful lives of five to seven years.

Impairment of long-lived assets

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and long-lived assets and certain identifiable intangibles to be disposed of.

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

As indicated in “Recent Accounting Pronouncements”, below, the company will adopt Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business. SFAS 144 is effective for fiscal years beginning after December 15, 2001.

Net loss per share

Basic loss per share amounts are computed by dividing the net loss plus preferred stock dividends by the weighted average number of common shares outstanding.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (hereinafter “FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” (“SFAS No. 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported results of an entity’s accounting policy decisions with respect to stock-based employee compensation. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. Prior to the issuance of SFAS No. 148, the Company adopted the fair value based method of accounting for stock-based employee compensation. Thus, the Company’s financial reporting will not be significantly effected by SFAS 148.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan.

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

A. Glass Mountain

The Company was unable to meet certain lease requirements on Texas oil and gas properties known as the “Glass Mountain Acquisition” and consequently chose to abandon its interest and write-off the entire carrying value of $203,391. The terms of the original acquisition are detailed below in Note 3-Preferred Stock.

B. Other Oil and Gas Assets

The Company chose not to renew certain leases and was unable to meet certain production requirements and consequently all of its remaining assets were charged-off resulting in a miscellaneous loss on disposition of $46,385.

During the year ended March 31, 2002, the Company disposed of the following assets resulting in a loss on disposition of $6,790,257.

A. Indonesian Assets

The Company sold 100% of the stock of its wholly owned subsidiary, Intermega Energy Pte.(Singapore) Ltd., in exchange for the cancellation of $552,596 of debt and the return of 1,950,339 shares of the Company’s common stock. The Company’s re-acquired stock was recorded as treasury stock and valued at $501,820, the market value at the time of re-acquisition. The transaction resulted in a loss on disposition of $1,944,740.

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

3. PREFERRED STOCK

To date the Company has issued 20,000 shares of Series B Preferred Stock for $20,000 cash at $1.00 per share. The Company also issued 2,392,841 shares of Series AA Preferred Stock for the acquisition of certain Texas oil and gas properties referred to as the Glass Mountains acquisition. The Series AA Preferred Stock was issued at a stated value of $3.00 per share or a total of $7,178,523 and has a liquidation preference of $7,178,523 which is pari passu with the other outstanding issues of preferred stock but superior to the common stock. The Series AA Preferred Stock is convertible into the Company’s common stock at $3.00 per share (1 share of common for 1 share of Series AA Preferred Stock) for a total of 2,392,841 shares of common stock.

The asset acquired in exchange for the Series AA Preferred Stock was recorded on the Company’s balance sheet at the market value at the date of acquisition ($0.085 per share) of the common stock into which the Series AA Preferred is convertible, for a carrying value of $203,391 and the excess of the liquidation value over the carrying value, $6,975,132, was charged to paid in capital in excess of par.

In liquidation, the holders of the various series of preferred stock are entitled to receive an amount equal to the stated value of the shares plus declared but unpaid dividends. As of March 31, 2004, the various series of preferred stock have a total liquidating preference superior to the common stock of $7,678,429.

4. COMMITMENTS AND CONTINGENCIES

Leases

The Company’s home office facilities are currently being provided without charge by a corporation owned by the Company’s president. The fair rental value of this space provided is not material.

At March 31, 2004, the Company was not obligated under any noncancelable operating or capital lease agreements.

Litigation

At March 31, 2004, the Company was a party to the legal proceedings set out below. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company.

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

Moncla Drilling, Inc. had previously perfected a claim against the Company in the approximate amount of $168,000 in the State of Louisiana. In addition claims have been perfected in the State of Louisiana by Proven Fuels, Inc. and by Hibernia Bank N.A.. The Company did not appear in any of these proceedings. There may be other claims such as vendor claims which remain pending but which, prior to 2002, the company considered to be non-material amounts, the status of which the company is unaware.

To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than 5% of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

5. RELATED PARTY TRANSACTIONS

Employment and related agreements

In January 1998, the Company entered into an employment agreement with an executive officer which provides for the payment of $150,000 in annual salaries and additional compensation based on annualized gross revenues. The agreement expired in December 2002. Through March 31, 2004, $150,000 had been accrued under this employment agreement and remains unpaid.

Stockholders

During the fiscal years ended March 31, 2004 and 2003, the Company (and its subsidiaries) received cash advances from its stockholders totaling $1,500 and $44,884.

6. MANAGEMENT’S PLAN

The Company’s consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations. The Company reported net losses of $47,000 and $491,095 for the years ended March 31, 2004 and 2003, respectively. As of March 31, 2004, the Company had written-off all its assets and had a working capital deficit and stockholders’ deficit of $4,373,546. These conditions raise substantial doubt about the Company’s ability to continue as a going concern without additional capital contributions. Management’s immediate plans are to restructure the Company’s existing obligations and attempt to raise additional capital and to acquire income producing oil and gas properties.

7. FINANCIAL INSTRUMENTS

The Company’s financial instruments, which potentially subject the Company to credit risks, consist of its cash, accounts receivable and notes payable.

Cash

The Company maintains its cash in bank deposit and other accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts, and does not believe it is subject to any credit risks involving its cash.

8. STOCK OPTIONS AND WARRANTS

The Company uses the intrinsic value method of accounting for stock options. Compensation cost for options granted has not been recognized in the accompanying financial statements because the exercise prices exceeded the current market prices of the Company’s common stock on the dates of grant. The options and warrants expire between April 2003 and June 2009 and are exercisable at prices from $.50 to $2.50 per option or warrant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company is engaged in the business of exploration and development of oil and natural gas reserves through the acquisition and development of properties primarily with proven reserves. The Company’s ability to grow shareholder value through growth of assets, earnings and cash flows is dependent on its ability to acquire and develop commercial quantities of oil and natural gas that can be produced and marketed at a profit. The Company’s ability to accomplish this growth has been adversely affected by a significant reduction in the availability of investment capital, brought about by the significant declines in the economy. In spite of having significant acquisition opportunities over the fiscal year, the Company was not able to avail itself of sufficient funds to take advantage of the opportunities. Company management has continued to pursue the elements of its growth strategies including actively pursuing the acquisition of significant producing properties with development potential which can be exploited with lower cost and with lower risk than unproven prospects; While management has worked toward the successful completion of this plan, sufficient funds have not been obtained to complete it, and there can be no assurance that the intended results will be achieved or that funds will be available to accomplish the plan.

Results of Operations

Twelve months ended March 31, 2004 compared to March 31, 2003.

The company recorded a net operating loss of $47,000 for the twelve-month period ended March 31, 2004 compared to a loss for the same period in 2003 of $491,095. General and Administration expenses decreased to $11,000 from $191,292.

Liquidity

To the extent possbile, the Company expects to finance its future acquisition, development and exploration activities through various means of corporate and project finance and through the issuance of additional securities.

During the last fiscal year, the Company purchased an interest in a geo thermal power firm, North American GeoPower, Inc. in exchange for shares of a subsidiary, Cambridge Power Corporation. Although there was no material impact on the Company’s financial statements, a number of events in the power industry including the legislative mandate of alternative energy use and a general emphasis on alternative energy production, made this an opportunity for the Company to increase its shareholders’ value. The Company distributed shares of North American GeoPower, Inc. to its shareholders in a form of a stock dividend on the basis on one shares of North American GeoPower, Inc. for each 15 shares of the Company’s stock. In addition, an agreement with North American GeoPower, Inc. provides for the future payments to the Company in exchange for its participation. The Company has not yet received any funds and there is no assurance that any funds will be received from this agreement.

There can be no assurance that sufficient funds will be available to meet the requirements of the Company’s growth strategy or operations.

Material Commitments for Capital Expenditures

The Company has made no additional material commitments during the fiscal year ended March 31, 2004.

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

ITEM 4. LEGAL PROCEEDINGS

At March 31, 2004, the Company was a party to the legal proceedings set out below. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company.

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

Moncla Drilling, Inc. had previously perfected a claim against the Company in the approximate amount of $168,000 in the State of Louisiana. In addition claims have been perfected in the State of Louisiana by Proven Fuels, Inc. and by Hibernia Bank N.A.. The Company did not appear in any of these proceedings. There may be other claims such as vendor claims which remain pending but which, prior to 2002, the company considered to be non-material amounts, the status of which the company is unaware.

To the knowledge of management, no director, executive officer or affiliate of the Company, any owner of record or beneficially of more than 5% of the Company’s common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 5 - CHANGES IN SECURITIES

NONE

ITEM 6 - DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 7 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 8 - OTHER INFORMATION

NONE

ITEM 9 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to March 31, 2004 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on accounting and financial disclosure during the year ended March 31, 2004.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties discussed below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses discussed below, our principal executive officer and principal financial officer has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Our management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2004 due to the fact that there was a material weakness in its internal control over financial reporting. Specifically, through the investigation discussed above, management identified a lack of segregation of duties as well as errors in financial statement presentation and disclosure.

Lack of Segregation of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the lack of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of hiring employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

In order to mitigate the foregoing material weakness, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with U.S. GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. Management believes that this will lessen the possibility that a material misstatement of our annual or interim financial statements will be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of the member of our Board of Director and our executive officers and the positions held by each.

Name	Age	Title
Kalyan Pathuri	51	President
Amit Jain	47	Treasurer
Naveen Doki, MD	44	Secretary.

Mr. Pathuri, President and Director, served for 23 years as the CEO of GCP Inc, a Chantilly, VA based custom software development and professional services firm specializing in client/server and Internet Technology where he was responsible for overall business planning and strategy and was instrumental in growing the revenue, profits and business value of the company. He has also worked in senior leadership position with organizations such as 3H Technology in Vienna, VA, with Equant in Herndon, VA, etc. Overall Mr. Pathuri has more than 30 years of experience as an operational leader, covering business management, strategy, planning and direction.

Mr. Jain, Treasurer and Director, has over 25 years of business experience in executive and senior leadership roles in the areas of finance, audit, compliance, business development, and operations across a range of technology, software, consulting and professional service, hospitality and financial industries for a variety of public and private companies. He has over two decades of experience in corporate accounting and finance, including expertise in due diligences and acquisitions, conducting Forensic reviews, corporate strategy formation and execution, organizational and process optimization, and all phases of audit. Mr. Jain holds a Chartered Accountancy masters degree from Institute of Chartered Accountants of India, has a masters degree in Business Management from Indian Institute of Management, Calcutta, and is also is a Certified Fraud and Forensic Accountant.

Prior to joining Mission Mining Company, Mr. Jain was the Group CFO for DoIT Smart Hospitality handling four companies of the group. He has also worked in leadership position with organizations like Vodafone, CPA Global, Timex Watches and has also worked with two of the Big 4 Consulting firms namely Price Waterhouse Coopers and KPMG.

Naveen Doki, MD, Secretary and Director. is clinically trained to be an Hematologist and Oncologist. He obtained his degree from University of California at Irvine and his fellowship at University of Southern California in Los Angeles. He started his career with his own practice after a short 3-month stint at a local private practice. He has in the past also worked as a successful researcher at various Veterans Administration locations in California.

He has active medical licenses in Virginia, California and Maryland. He is board certified by ABIM in Medical Oncology. Prior to relocating to the USA, he worked for Kingston Memorial Hospital in Jamaica.

Our directors hold office until the next annual meeting of stockholders and until his successors have been duly elected and qualified. There are no agreements with respect to the election of directors. We do not compensate our directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. We do not have any standing committees at this time.

Our directors, officers or affiliates have not, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board of Directors and holds office until removed by the Board of Directors.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Legal Proceedings

To our knowledge, there have been no material legal proceedings that would require disclosure under the federal securities laws that are material to an evaluation of the ability of our director or executive officers.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our director or executive officers.

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors. We believe that an audit committee financial expert is not required because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an Audit Committee outweighs the benefits of having an audit committee financial expert at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and are required to furnish us with copies of these reports. Based solely on our review of the reports filed with the SEC, we believe that no persons subject to Section 16(a) of the Exchange Act timely filed all required reports in 2004.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and director, including our Chief Executive Officer, however, we are in the process of formulating a code of ethics and intend to adopt one in the near future.

Item 11. Executive Compensation

No executive compensation was paid during the fiscal years ended March 31, 2004 and 2004. The Company has no employment agreement with any of its officers and directors.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended March 31, 2004 and 2004.

Compensation of Directors

During the year ended March 31, 2004 and 2003, no officer received any compensation solely for service as a director.

Compensation Committee Interlocks and Insider Participation

During the fiscal years of 2004 and 2003, we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. The sole director conducted deliberations concerning executive officer compensation, including directors who were also executive officers. David Lazar, as our sole director, has authority and discretion to determine his own compensation for serving as the Company’s President and Chief Executive Officer.

Item 12. Security Ownership of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 13, 2020. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our common stock; each of our directors; each of our executive officers; and our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Kalyan Pathuri, President;	0	0
Amit Jain, Treasurer	0	0
Naveen Doki, Secretary	0	0
Officers and Directors as a Group (3 people)	0	0%
	0	0%

CARLTON WINGETT 14430 GORHAM RD PENSACOLA, FL 3250	6,602,001	16.5%

WEST BAY ENTERPRISES, INC. C/O JAMES CHENEY 5623-A BAUER RD PENSACOLA, FL 32507	3,225,000	58%

SAVANNAH SUGAR SANDS, INC. C/O ABIGAIL MARCHANT 112 SE KALASH RD PENSACOLA, FL 32507	2,817,000	7%

NORRIS OSCAR CORPORATION C/O WINGETT MGMT 14430-B GORHAM RD PENSACOLA, FL 32507	3,400,001	8.5%

NEW BROCKTON, INC. C/O WINGETT MGMT 14430-B GORHAM RD PENSACOLA, FL 32507	3,325,001	8.3%

(1)	Applicable percentage ownership is based on 39,986,975 shares of common stock outstanding as of December 10, 2019. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 10, 2019 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 13. Certain Relationship and Related Transactions, and Director Independence.

None.

Director Independence

None of our directors are independent using the definition of independence under NASDAQ Listing Rule 5605(a)(2) and the standards established by the SEC.

Item 14. Principal Accountant Fees and Services.

The following table shows the aggregate fees we paid for professional services provided to us for 2004 and 2003:

	2004	2003
Audit Fees	$0	0
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total	$0	0

Audit Fees

For the year ended March 31, 2004 and 2003, we paid $0 and $0 respectively for professional services rendered for the audit and review of our financial statements.

Audit Related Fees

For the fiscal years ended March 31, 2004 and 2003, we paid approximately $0 and $0, respectively, for audit related services.

Tax Fees

For our fiscal years ended March 31, 2004 and 2003, we paid $0 and $0 respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended March 31, 2004 and 2004 independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

We do not have an Audit Committee. Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2004 were pre-approved by our Board of Directors. We do not have a record of the percentage of the above fees that were pre-approved in 2003.

PART IV

Item 15. Exhibits. Financial Statement Schedules.

Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MISSION MINING COMPANY

Dated: June 23, 2020	By:	Kalyan Pathuri
	Name:	Kalyan Pathuri
	Title:	President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: June 23, 2020	By:	Amit Jain
	Name:	Amit Jain
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 23, 2020	By:	Kalyan Pathuri
	Name:	Kalyan Pathuri
	Title:	President, Chief Executive Officer, and Director
(Principal Executive Officer)

Dated: June 23, 2020	By:	Amit Jain
	Name:	Amit Jain
	Title:	Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer