Form 10-Q
period 2004-06-30
MISSION MINING Co
filed 2020-06-24
CIK 1041633

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  June 30, 2004

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-24493

MISSION MINING COMPANY

(Exact name of registrant as specified in its charter)

Wyoming (formerly Nevada)	39-2079723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

38 South Blue Angel Pkwy, Suite 169, Pensacola, FL 32506

 (Address of principal executive offices, Zip Code)

(888) 459-4889

(Registrant’s telephone number, including area code)

Cambridge Energy Corporation

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

None	N/A	N/A

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of April 30, 2020, 39,986,974 shares of the issuer’s common stock were issued and outstanding.

FORM 10-Q

MISSION MINING COMPANY

June 30, 2004

TABLE OF CONTENTS

		Page No.

PART I. - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)
	Condensed Balance Sheets as of December 31, 2019 and June 30, 2004	1
	Unaudited Condensed Statements of Operations and Comprehensive Loss for the year ended December 31, 2019 and through the three months ended June 30, 2004	2
	Consolidated Statements of Stockholders’ Equity for the Three Months Ended June 30, 2004 and 2003	3
	Unaudited Condensed Statements of Cash Flows for the three months ended June 30, 2004	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1A	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Mine Safety Disclosures	16
Item 5.	Other Information	16
Item 6.	Exhibits	17
	Signature	18

i

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 8-K which was filed with the SEC on January 20, 2017 (the “Super 8-K”), in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ii

PART I. FINANCIAL INFORMATION

MISSION MINING COMPANY

(UNAUDITED) CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2004	2004

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable, trade	$2,050,165	$2,050,165
Accrued expenses	944,486	944,486
Loans from stockholders	425,397	425,397
Notes payable	953,498	953,498
Total current liabilities	4,373,546	4,373,546

Stockholders’ Equity
Preferred stock, $ .0001 par value, 25,000,000 shares authorized, 2,572,341 and 2,572,341 shares issued and outstanding, respectively	7,678,429	7,678,429
Common stock, $ .0001 par value, 50,000,000 shares authorized, 20,665,818 and 20,665,818 shares issued and outstanding, respectively	2,066	2,066
Paid in capital in excess of par	2,033,128	2,033,128
Accumulated deficit	(13,549,516)	(13,549,516)
Treasury stock	(537,653)	(537,653)
Total Stockholders’ Deficit	(4,373,546)	(4,373,546)
Total Liabilities and Stockholders’ Deficit	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MISSION MINING COMPANY

(UNAUDITED) CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended
	June 30,	June 30,
	2004	2003
Revenues:
Operating expenses:
General and administrative	-	6,000
Total operating expenses	-	6,000
(Loss) from operations	-	(6,000)
Tax provision	-	-
Net (Loss)	$-	$(6,000)

Basic and diluted earnings(loss) per common share	$-	$(0.00)

Weighted average number of shares outstanding	20,665,818	20,665,818

The accompanying notes are an integral part of these consolidated financial statements.

MISSION MINING COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

	Preferred Stock		Common Stock		Paid in	Accumulated	Treasury Stock		Equity/
	Shares	Value	Shares	Value	Capital	Deficit	Shares	Value	(Deficit)
Balances at March 31, 2003	2,572,341	$7,678,429	20,665,818	$2,066	$2,033,128	$(13,502,516)	2,039,921	$(537,653)	$(4,326,546)

Net loss						(6,000)			(6,000)

Balance at June 30, 2003	2,572,341	$7,678,429	20,665,818	$2,066	$2,033,128	$(13,508,516)	2,039,921	$(537,653)	$(4,332,546)

Balances at March 31, 2004	2,572,341	$7,678,429	20,665,818	$2,066	$2,033,128	$(13,549,516)	2,039,921	$(537,653)	$(4,373,546)

Net loss						-			-

Balances at June 30, 2004	2,572,341	$7,678,429	20,665,818	$2,066	$2,033,128	$(13,549,516)	2,039,921	$(537,653)	$(4,373,546)

The accompanying notes are an integral part of these consolidated financial statements.

MISSION MINING COMPANY

(UNAUDITED) CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	June 30,	June 30,
	2004	2003
Cash Flows From Operating Activities:
Net loss	$-	$(6,000)

Changes in operating assets and liabilities
Write down of prepaid expenses	-	-
(Increase) decrease in accounts receivable, trade	-	-
(Increase) decrease in prepaid expenses	-	-
Increase (decrease) in accounts payable, trade	-	-
Increase (decrease) in accrued expenses	-	4,500
(Decrease) in accounts payable and accrued expenses	-	4,500
Net cash provided by (used for) operating activities	-	(1,500)

Cash Flows From Financing Activities:
Advances from stockholders	-	1,500
Payments on long-term debt	-	-
Net cash provided by (used for) investing activities	-	1,500

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

MISSION MINING COMPANY

NOTES TO (UNAUDITED) CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED JUNE 30, 2004 AND JUNE 2003

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

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

In liquidation, the holders of the various series of preferred stock are entitled to receive an amount equal to the stated value of the shares plus declared but unpaid dividends. As of June 30, 2004, the various series of preferred stock have a total liquidating preference superior to the common stock of $7,678,429.

4. COMMITMENTS AND CONTINGENCIES

Leases

The Company’s home office facilities are currently being provided without charge by a corporation owned by the Company’s president. The fair rental value of this space provided is not material.

At June 30, 2004, the Company was not obligated under any noncancelable operating or capital lease agreements.

Litigation

At June 30, 2004, the Company was a party to the legal proceedings set out below. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company.

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

5. RELATED PARTY TRANSACTIONS

Employment and related agreements

In January 1998, the Company entered into an employment agreement with an executive officer which provides for the payment of $150,000 in annual salaries and additional compensation based on annualized gross revenues. The agreement expired in December 2002. Through June 30, 2004, $150,000 had been accrued under this employment agreement and remains unpaid.

Stockholders

During the quarters ended June 30, 2004 and 2003, the Company (and its subsidiaries) received cash advances from several of its stockholders totaling $0 and $1500.

6. MANAGEMENT’S PLAN

The Company’s consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations. The Company reported net losses of $47,000 and $491,095 for the years ended March 31, 2004 and 2003, respectively. As of June 30, 2004, the Company had written-off all its assets and had a working capital deficit and stockholders’ deficit of $4,373,546. These conditions raise substantial doubt about the Company’s ability to continue as a going concern without additional capital contributions. Management’s immediate plans are to restructure the Company’s existing obligations and attempt to raise additional capital and to acquire income producing oil and gas properties.

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

Results of Operations

Three months ended June 30, 2004 compared to June 30, 2003.

The company recorded a net operating loss of $0 for the three month period ended June 30, 2004 compared to a loss for the same period in 2003 of $6,000. General and Administration expenses decreased to $0 from $6,000.

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

The Company has made no additional material commitments during the quarter ended June 30, 2004.

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

ITEM 4 - LEGAL PROCEEDINGS

At June 30, 2004, the Company was a party to the legal proceedings set out below. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company.

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

NONE

ITEM 6 - DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 7 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 8 - OTHER INFORMATION

NONE

ITEM 9 - SUBSEQUENT EVENTS

In accordance with FASB ASC 855-10 Subsequent Events, the Company has analyzed its operations subsequent to June 30, 2004 to the date these consolidated financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Development

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

Critical accounting policies and estimates

Our condensed financial statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, our commitments to strategic alliance partners and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These conditions raise substantial doubt as to our ability to continue as a going concern.

Results of Operations

Three months ended June 30, 2004 compared to June 30, 2003.

Revenue

For the three months ending June 30, 2004, the Company generated $0 in revenues. For the three months ended June 30, 2003, the Company generated $6,000 in revenues.

Expenses

For the three months ended June 30, 2004, we incurred operating expenses of $0. For the three months ended June 30, 2003, we incurred operating expenses of $6,000

Net Loss

The company recorded a net operating loss of $0 for the three month period ended June 30, 2004 compared to a loss for the same period in 2003 of $6,000. General and Administration expenses decreased to $0 from $6,000.

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

Material Commitments for Capital Expenditures

The Company has made no additional material commitments during the quarter ended June 30, 2004.

Off-Balance Sheet Arrangements

As of June 30, 2004 and 2003, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of June 30, 2004 and 2003, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the three months ended June 30, 2004 and 2003, and are included elsewhere in this registration statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are an emerging growth company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and the Company’s Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of December 31, 2019. Based upon that evaluation, the Company’s CEO concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2004 due to the Company’s limited internal resources and lack of ability to have multiple levels of transaction review.

Management is in the process of determining how best to change our current system and implement a more effective system to insure that information required to be disclosed in the reports that we file or submit under the Exchange Act have been recorded, processed, summarized and reported accurately. Our management intends to develop procedures to address the current deficiencies to the extent possible given limitations in financial and manpower resources. While management is working on a plan, no assurance can be made at this point that the implementation of such controls and procedures will be completed in a timely manner or that they will be adequate once implemented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

We are an emerging growth company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

Item 6. Exhibits

The following exhibits are included with this report.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MISSION MINING COMPANY

Dated: June 23, 2020	By:	Kalyan Pathuri
	Name:	Kalyan Pathuri
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

Dated: June 23, 2020	By:	Amit Jain
	Name: Title:	Amit Jain Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: June 23, 2020	By:	Kalyan Pathuri
	Name:	Kalyan Pathuri
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

Dated: June 23, 2020	By:	Amit Jain
	Name: Title:	Amit Jain Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer